Form 10QSB
period 1999-09-30
CONMAT TECHNOLOGIES INC
filed 1999-11-15
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-30166

                            CONMAT TECHNOLOGIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                     23-2999072
          -------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     Franklin Avenue and Grant Street, Phoenixville, Philadelphia, PA 19460
     ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 935-0225
                                 --------------
              (Registrant's telephone number, including area code)




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


        Transitional Small Business Format: YES [ ]   NO [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value, outstanding on November 10, 1999: 2,175,000 shares

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                        Page

               Item 1. Financial Statements                                   3

               Consolidated Balance Sheets                                    3

               Consolidated  Statements of Operations                         4

               Consolidated Statements of Cash Flows                          5

               Notes to Consolidated Financial Statements                     6

               Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  8


PART II.       OTHER INFORMATION

               Item 1. Legal Proceedings                                      15

               Item 2. Change in Securities                                   15

               Item 3. Defaults Upon Senior Securities                        15

               Item 4. Submission of Matters to a Vote of Security Holders    15

               Item 5. Other Information                                      16

               Item 6. Exhibits and Reports on Form 8-K                       16

Item 1.  Financial Statements

                            CONMAT TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1999 & January 2, 1999


                                   ASSETS                                          SEPT. 30, 1999                JAN. 2, 1999
                                   ------                                          --------------                ------------
                                                                                    (unaudited)
   Current assets:
      Cash and cash equivalents                                                       $   55,641                   $   29,430
      Accounts receivable - Trade, net of allowance for                                4,624,494                    2,622,261
      doubtful accounts
      Inventories                                                                        992,008                    1,159,545
      Prepaid expenses and other                                                          60,342                       14,768
      Prepaid income taxes                                                                14,777                       35,577
                                                                                      ----------                   ----------
        Total current assets                                                          $5,747,262                   $3,861,581

   Property, plant and equipment, at cost                         $1,929,871                         $1,892,768
        Less accumulated depreciation                               (824,165)          1,105,706       (703,945)    1,188,823
                                                                  ----------                         ----------

   Deferred income taxes                                                                  78,493                       78,493
   Other assets                                                                          406,518                      386,128
                                                                                      ----------                   ----------
        Total assets                                                                  $7,337,979                   $5,515,025
                                                                                      ==========                   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Line of credit                                                                  $2,162,462                   $1,398,632
      Current portion of long-term debt                                                  444,151                      625,260
      Current portion of capital lease obligations                                       101,783                      103,744
      Accounts payable                                                                 1,429,259                    1,183,913
      Accrued expenses                                                                   283,514                      302,374
      Dividends payable                                                                   30,000                            0
                                                                                      ----------                   ----------
        Total current liabilities                                                      4,451,169                    3,613,923

   Long-term debt                                                                      2,887,118                    2,075,775
   Obligations under capital leases                                                      111,339                      151,761
   Other liabilities                                                                     206,400                      181,900
                                                                                      ----------                   ----------
        Total liabilities                                                              7,656,026                    6,023,359
                                                                                      ----------                   ----------
   Preferred stock, Series B - 166,667 shares issued and outstanding                     500,000                      500,000

   Stockholders' equity (deficiency)
       Preferred stock, $.001 par value 10,000,000 shares authorized
          Series A preferred stock, 1,073,333 shares and 1,386,666
          issued and outstanding, respectively                                             1,073                        1,386
       Common stock, $.0001 par value, 40,000,000 shares authorized,                       2,250                        2,250
          2,250,000 shares issued and outstanding
       Additional paid-in capital                                                       (472,175)                    (472,486)
       Accumulated earnings (deficit)                                                   (299,195)                    (489,482)
       Less note receivable for shares sold                                              (50,000)                     (50,000)
                                                                                      ----------                   ----------
          Total stockholders' equity (deficiency)                                       (818,047)                  (1,008,332)
                                                                                      ----------                   ----------
              Total liabilities and stockholders' equity                              $7,337,979                   $5,515,025
                                                                                      ==========                   ==========

                                        3

                            CONMAT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 9 Months Ended          9 Months Ended        3 Months Ended        3 Months Ended
                                                 Sept. 30, 1999          Sept. 30, 1998        Sept. 30, 1999        Sept. 30, 1998
                                                 --------------          --------------        --------------        --------------
   Revenue:
       Sales to customers                            $8,797,902              $6,919,162            $2,804,880           $2,517,069
       Cost of goods sold                             6,240,828               5,171,466             1,864,001            1,769,007
                                                     ----------              ----------            ----------           ----------
       Gross profit                                   2,557,074               1,747,696               940,879              748,062

   Selling, general and administrative expenses       1,775,822               1,651,921               646,607              669,357
   Corporate expense                                    183,816                 360,000                65,274              120,000
                                                     ----------              ----------            ----------           ----------
       Operating (loss) income                          597,436                (264,225)              228,998              (41,295)

   Interest expense                                    (385,391)               (340,830)             (141,360)            (123,191)
   Rental income                                        141,241                 141,044                44,367               44,450
                                                     ----------              ----------            ----------           ----------
       Profit (loss) before income tax expense          353,286                (464,011)              132,005             (120,036)
   Income tax expense                                  (133,000)                      0               (52,700)                   0
                                                     ----------              ----------            ----------           ----------
       NET EARNINGS (LOSS)                           $  220,286              ($ 464,011)           $   79,305           ($ 120,036)

   Dividend requirements on Series B preferred
   stock                                                 30,000                       0                10,000                    0

   Basic earnings per share                               $0.08                   $0.23                 $0.03                $0.06

   Weighted average number of common shares
   outstanding                                        2,250,000               2,000,000             2,250,000            2,000,000

   Diluted earnings per share                             $0.08                  ($0.23)                $0.02               ($0.06)

   Weighted average number of common and
   common equivalent shares outstanding               2,691,746               2,000,000             3,575,239            2,000,000


                            CONMAT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                             ----------------------------------------
                                                                                1999                           1998
                                                                             -----------                    ---------
Cash flows from operating activities:
   Net income (loss)                                                         $   220,286                    ($464,011)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                             197,353                       244,899
       Changes in assets and liabilities, net of effect from
       acquisitions
          (Increase) decrease in assets
              Accounts receivable                                             (1,849,212)                      216,624
              Inventories                                                        167,537                       312,158
              Prepaid expenses                                                   (45,574)                       58,342
              Prepaid income taxes                                               132,700                             0
              Patents, (net)                                                     (15,242)                      (40,629)
              Deferred finance charges                                           (92,705)                     (166,661)
       Increase (decrease) in liabilities
              Accounts payable                                                   245,346                        40,597
              Accrued expenses                                                  (106,258)                     (100,583)
              Dividend payable                                                         0                             0
                                                                             -----------                    ----------
                   Net cash provided by (used in)
                   operating expenses                                         (1,145,769)                      100,736
                                                                             -----------                    ----------

Cash flows from investing activities:
   Purchase of property and equipment                                            (40,035)                     (163,528)
                                                                             -----------                    ----------
              Net cash used in investing activities                              (40,035)                     (163,528)
                                                                             -----------                    ----------

Cash flows from financing activities:
   Net (repayment) borrowing under lines of credit                               763,830                       141,482
   Repayment of term notes                                                    (1,247,944)                   (1,520,907)
   Repayment of capital lease obligations                                        (87,538)                      (59,774)
   Proceeds from mortgage obligation                                           1,878,178                             0
   Proceeds from capital lease obligations                                        45,000                       138,420
   Proceeds from term notes                                                            0                     1,800,000
   Recapitalization costs                                                       (139,511)                            0
   Capital distribution                                                                0                      (250,000)
                                                                             -----------                    ----------
              Net cash provided by financing activities
                                                                               1,212,015                       249,221
                                                                             -----------                    ----------

NET INCREASE IN CASH & CASH EQUIVALENTS                                           26,211                       186,429

Cash and cash equivalents at beginning of year                                    29,430                        63,840
                                                                             -----------                    ----------
Cash and cash equivalents at end of period                                   $    55,641                    $  250,269
                                                                             ===========                    ==========


                     ConMat Technologies, Inc and Subsidiary

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

The financial statements of ConMat Technologies, Inc. ("ConMat") as of September 30, 1999 and for the nine and three months ended September 30, 1999 and 1998 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

NOTE B - CHANGES IN SECURITIES

On June 29, 1999, Polychem Corporation, the wholly owned subsidiary of ConMat ("Polychem"), foreclosed on a note due it from The Eastwind Group, Inc. ("Eastwind") due to default by Eastwind on the obligation. As settlement, Polychem took possession of 313,333 shares of Series A Convertible Preferred Stock of ConMat which had been pledged as collateral. The transaction was recorded as a reduction in outstanding Series A Convertible Preferred Shares.

NOTE C - EARNINGS (LOSS) PER SHARE

ConMat reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following are basic and diluted earnings per share calculations for the periods presented:

                        Quarter Ended September 30, 1999

                                              Income                    Shares                  Per Share
                                            (Numerator)              (Denominator)                Amount
Net Earnings....................              $79,305
Less Preferred Stock
Dividends.......................              (10,000)
                                             --------

Basic EPS
Income available to Common
stockholders....................               69,305                  2,350,000                  $.03
                                                                                                  ====
Effect of dilutive securities
Convertible Preferred
Stock...........................               10,000                  1,240,000
Warrants........................                                          23,810
Options.........................                                          61,429
                                                                       ---------

Diluted EPS
Income available to Common
stockholders....................              $79,305                  3,575,239                  $.02
                                             ========                  =========                  ====

                      Nine Months Ended September 30, 1999

                                              Income                     Shares                  Per Share
                                            (Numerator)               (Denominator)                Amount
Net Earnings....................             $220,286
Less Preferred Stock
Dividends.......................              (30,000)

Basic EPS
Income available to Common
stockholders....................              190,286                  2,255,000                    $.08
                                                                                                    ====
Effect of dilutive securities
Convertible Preferred Stock.....               30,000                    413,333
Warrants........................                                           7,937
Options.........................                                          20,476
                                                                       ---------
Diluted EPS
Income available to Common
stockholders ...................             $220,286                  2,691,746                   $.08
                                             ========                  =========                   ====

Item 2. Management Discussion and Analysis of Financial Condition an Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ConMat Technologies, Inc. ("ConMat") and its wholly owned subsidiary, Polychem Corporation (Polychem"). For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believe", "may", "will", "estimate", "continue", "intend", "plan", "expect", "anticipate" or similar expressions. In connection with the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995, ConMat is including this cautionary statement identifying important factors that could cause ConMat's actual results to differ materially from those projected in forward looking statements made by, or on behalf of ConMat. Although ConMat believes that the forward-looking statements contained herein are reasonable, it can give no assurance that ConMat's expectations will be met. All forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Results of Operations

Three Month Periods Ended September 30, 1999 and September 30, 1998

The following table sets forth certain statement of operation items as a percentage of total sales for the period indicated:

                                                    Three Months Ended Sept 30
                                                    --------------------------
                                                       1999            1998
                                                       ----            ----
Sales..........................................       100.0%          100.0%
Cost of Goods Sold.............................        66.5            70.3
Gross Profit...................................        33.5            29.7
Selling and Administrative.....................        23.0            26.6
Interest  Expense..............................         5.0             4.9
Other Expense..................................         0.7             3.0
Income Tax.....................................         1.9              --
                                                      -----           -----
Income (Loss)..................................         2.9            (4.8)
                                                      =====           =====

"Cost of Goods Sold" is determined as the sum of material costs, direct manufacturing labor costs, and an allocation of utilities and other overhead costs attributable to manufacturing activities.

Total revenues increased by $288,000 or 11.4% to $2,805,000 for the three months ended September 30, 1999 ("Current Quarter") from $2,517,000 for the three months September 30, 1998 ("Comparable Quarter"). This increase is attributable to Polychem's successful effort to increase market penetration internationally where it has previously done business as well as increased volume from the domestic market. As a result of these efforts, Polychem entered the Current Quarter with an order backlog of $6,134,000 compared to $4,766,000 for the Comparable Quarter, an increase of 29%. This increased backlog is the basis for increased revenues.

Gross profit increased by $193,000 or 25.8% to $941,000 for the Current Quarter from $748,000 for the Comparable Quarter. Gross profit increased as a percentage of sales to 33.5% for the Current Quarter from 29.7% for the Comparable Quarter. These increases are a result of increased utilization of existing plant capacity as the result of which increased production did not require substantial increases in manufacturing costs, as well as the ongoing effect of several cost saving measures implemented by management. These measures include improved productivity as a result of mechanization through new equipment purchases. This increase in productivity allows Polychem to maintain the same level of production with lower direct labor costs (wages expended on skilled and unskilled workers that are allocated directly to a particular unit). While difficult to quantify, improved productivity arising from the purchase of new automated machinery should yield approximately $25,000 to $37,500 in quarterly cost savings. Further, Polychem has internalized previously outsourced production resulting in lower material costs. Management estimates cost savings of $12,500 to $25,000 quarterly from this reduced outsourcing.

Selling and administrative expenses decreased by $23,000, or 3.4% to $646,000 for the Current Quarter from $669,000 for the Comparable Quarter. As a percentage of revenues, selling and administrative expenses decreased to 23.0% for the Current Quarter from 26.6% of total revenues for the Comparable Quarter. Management is closely monitoring selling and administrative expenses and expects such expenses to decrease as a percentage of sales in future periods due to expected increased revenues due to the realization of benefits from expenditures made in late 1997 and early 1998 in an effort to increase Polychem's global sales focus, including the hiring of additional sales personnel. As the efforts of Polychem's global sales force progress, Polychem anticipates increased revenues without significant increases in selling and administrative expenses. This is reflected in the decrease in selling and administrative expenses as a percentage of revenues experienced in the Current Quarter.

Interest expense for the Current Quarter increased $18,000 or 14.6%, to $141,000 from $123,000 for the Comparable Quarter. This higher cost reflects ConMat's increased borrowing on its working capital line to finance increased receivables and inventory arising from increased volume. Interest costs as a percentage of total revenues increased to 5.0% in the Current Quarter compared to 4.9% in the Comparable Quarter.

ConMat realized a profit of $79,000 and a net cash surplus of $18,000 for the Current Quarter. For the Comparable Quarter, ConMat experienced a loss of $205,000 and a net cash surplus of $269,000. The improved profitability is a direct result of increased revenues. At the current level of revenues, ConMat is operating above its break-even point. The decrease in net cash realized is the result of both a single receivable of approximately $1.3 million for which payment has been delayed by ninety days and the reduction of outstanding trade payables of $265,000 from proceeds of the mortgage financing. ConMat expects to collect a material portion of this receivable by year-end.

Nine Month Periods Ended September  30, 1999 and September  30, 1998

The following table sets forth certain statement of operation items as a percentage of total sales for the period indicated:

                                                    Nine Months Ended Sept 30
                                                    -------------------------
                                                       1999            1998
                                                       ----            ----
Sales.......................................          100.0%           100.0%
Cost of Goods Sold..........................           70.9             74.7
Gross Profit................................           29.1             25.3
Selling and Administrative..................           20.2             23.8
Interest Expense............................            4.4              4.8
Other Expense...............................            0.5              3.4
Income Tax..................................            1.3               --
                                                      -----            -----
Income (Loss)...............................            2.5             (6.7)
                                                      =====            =====

Total revenues increased by $1,878,000 or 27% to $8,798,000 for the nine months ended September 30, 1999 ("Current Period") from $6,920,000 for the nine months September 30, 1998 (Comparable Period"). This increase is attributable to Polychem's successful effort to increase market penetration internationally where it has previously done business as well as increased volume from the domestic market. In the Current Period, Polychem realized revenues in excess of $500,000 from international markets in which it had previously never consummated sales. This included $400,000 in South America, primarily Columbia, and over $100,000 in the Middle East, including Egypt and Dubai. Additionally, Polychem realized increased domestic revenues, primarily out of the West and Southwestern regions of the United States where there has been increased spending on water treatment projects and where Polychem has a strong marketing presence.

Gross profit increased by $809,000 or 46.3% to $2,557,000 for the Current Period from $1,748,000 for the Comparable Period. Gross profit increased as a percentage of sales to 29.1% for the Current Period from 25.3% for the Comparable Period. These increases are a result of increased utilization of existing plant capacity as the result of which increased production did not require substantial increases in manufacturing costs, as well as the ongoing effect of several cost saving measures implemented by management. These measures include improved productivity as a result of mechanization through new equipment purchases. This increase in productivity allows Polychem to maintain the same level of production with lower direct labor costs (wages expended on skilled and unskilled workers that are allocated directly to a particular unit). While difficult to quantify, improved productivity arising from the purchase of new automated machinery should yield approximately $100,000 to $150,000 in annual cost savings. Further, Polychem has internalized previously outsourced production resulting in lower material costs. Management estimates cost savings of $50,000 to $100,000 annually from this reduced outsourcing.

Selling and administrative expenses increased by $123,000, or 7.4% to $1,775,000 for the Current Period from $1,652,000 for the Comparable Period. This increase reflects one-time charges of $88,000 related to the Polychem acquisition. As a percentage of revenues, however, selling and administrative expenses decreased to 20.2% for the Current Period from 23.8% of total revenues for the Comparable Period. Management is closely monitoring selling and administrative expenses and expects such expenses to decrease as a percentage of sales in future periods due to expected increased revenues due to the realization of benefits from expenditures made in late 1997 and early 1998 in an effort to increase Polychem's global sales focus, including the hiring of additional sales personnel. As the efforts of Polychem's global sales force progress, Polychem anticipates increased revenues without significant increases in selling and administrative expenses. This is reflected in the decrease in selling and administrative expenses as a percentage of revenues experienced in Current Period.

Interest expense for the Current Period increased $45,000 or 13.2%, to $385,000 from $340,000 for the Comparable Period. This higher cost reflects ConMat's increased borrowing on its working capital line to finance increased receivables and inventory arising from increased volume. Interest costs as a percentage of total revenues declined to 4.4% in the Current period compared to 4.8% in the Comparable Period.

                         Liquidity and Capital Resources

ConMat realized a profit of $220,000 and a net cash surplus of $26,000 for the Current Period. For the Comparable Period, ConMat experienced a loss of $464,000 and a net cash surplus of $186,000. The improved profitability is a direct result of increased revenues. At the current level of revenues, ConMat is operating above its break-even point. The decrease in net cash realized is the result of both a large increase in accounts receivable resulting from increased volume and a single receivable of approximately $1.3 million for which payment has been delayed by ninety days. ConMat expects to collect a material portion of this receivable by year-end.

ConMat's primary source of working capital is a credit facility of up to $5.0 million secured by Polychem's assets with borrowings limited to a percent of eligible receivables and inventory. As of September 30, 1999, the maximum borrowing amount was $2,548,000 and the outstanding balance was $2,162,000. Management believes that ConMat has sufficient assets, equipment and facility to attain and absorb forecasted growth in revenues. ConMat has no commitments for significant capital expenditures in the foreseeable future. Management believes that ConMat's cash and capital resources, together with cash flow from operations, will be sufficient to finance current and forecasted operations including its capital spending and research and development needs. ConMat is, however, actively seeking potential strategic acquisitions and, depending on the size and terms of any such acquisitions, additional financing, including equity infusions for ConMat, may be required.

ConMat has completed a mortgage financing with the Public School Retirees Pension Fund on Polychem's Phoenixville, Pennsylvania property. Proceeds of the $1.88 million mortgage were used to prepay the majority of the balance of the outstanding term loan to GE Capital and fund working capital needs. The financing will result in lower debt service costs and eventually increased capital reserves.

In addition, at September 30, 1999, ConMat had significant net operating loss carry forwards which expire in periods up to 2018. ConMat has recorded a valuation allowance to reflect a net deferred tax asset that management believes is realizable in future tax years from income from operations. Management's expectations with respect to the realization of the net deferred tax asset are based on the realization of a net profit for the Current Period, the current operation of ConMat above its break-even point and Polychem's significant booked order backlog. However, no assurances can be given that ConMat will generate sufficient profits to utilize the net operating loss carry forwards. If ConMat is unable to realize the net deferred tax asset, it will be charged off as an expense and removed as an asset from ConMat's consolidated balance sheet.

During the nine months ended September 30, 1999, ConMat realized net cash from all sources of $26,000. During the same period, ConMat saw an increase in operating capital requirements of $1,116,000. This increased requirement was generated primarily from an increase in accounts receivable of $1,849,000 resulting from increased revenues and delay in payment of a single $1.3 million receivable. This increase in accounts receivable was offset by an increase in accounts payable of $245,000. ConMat's operating capital needs for the nine months ended September 30, 1999 was sufficiently financed by its current credit facility. Cash flow from investing activities included expenditures for new equipment of $40,000. Financing activities included proceeds from the mortgage financing of 1,880,000 with a corresponding repayment of principal on outstanding debt of $1,248,000. ConMat had net borrowings of $764,000 reflecting primarily draws on its working capital line to fund its working capital requirements.

Year 2000 Compliance

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of Polychem's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. At Polychem, computer systems are used to run all administrative and key design and manufacturing functions. Computer software and computer chips also are used to run security systems, communications networks and other essential equipment. Because of its reliance on these systems, Polychem is following a process to assure that such systems are ready for the Year 2000 date change.

In June 1998, Polychem entered into an agreement with IBM Corporation and IBM's authorized software licensee for systems, CNA Systems, Incorporated. Polychem entered into the agreement, in part, to initiate a Year 2000 plan to ensure that Polychem's existing information systems were Year 2000 compliant. In connection with the agreement, Polychem has upgraded its computer system from an IBM System 36 AS/400 and has purchased new software applications relating to sales and marketing, manufacturing, financial management, materials management, quality control and management information support systems.

During the fourth quarter of 1998, Polychem commenced the editing and reprogramming of its existing databases. During the first quarter of 1999, Polychem commenced testing of inter- modular software applications, using the revised databases. Polychem is currently running parallel with this system and will complete its Year 2000 preparation by December 1, 1999. In connection with the foregoing, Polychem has completed its assessment of which systems and equipment are most prone to placing Polychem at risk if they are not Year 2000 compliant (i.e., mission critical systems).

Significant vendors have been requested to advise Polychem in writing of their Year 2000 readiness, including actions to become compliant if they are not already compliant. Vendors who provide significant technology-related services to Polychem have modified their system to become Year 2000 compliant. The monitoring of certain vendors will continue into the remainder of 1999.

Polychem has completed contingency plan for how Polychem would resume business if unanticipated problems arise from non-performance by vendors.

Polychem spent $125,000 during the year ending December 31, 1998 and $45,000 during the nine months ended September 30, 1999, relating to costs incurred as a result of its Year 2000 Plan. Polychem anticipates incurring approximately $10,000 in additional costs related to the implementation of the Year 2000 plan. Management presently believes the Year 2000 issue will not pose significant operating problems for Polychem. However, if implementation and testing plans are not completed in a satisfactory and timely manner by Polychem or third parties on which Polychem is dependent, or other unforeseen problems arise, the Year 2000 issue could potentially have an adverse effect on the operations of Polychem.

PART II

Item 1.           Legal Proceedings.

                  ConMat is currently a defendant in a Pennsylvania state court action filed on January 28, 1999, captioned John R. Thach v. The Eastwind Group, et al. (Montgomery County C.C.P., Civil Action No. 99- 01195). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,0000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the acquisition of Polychem declared null and void and to have a receiver appointed to oversee the affairs of Eastwind, Polychem and ConMat. Among the other named defendants is Paul
                  A. DeJuliis, President of ConMat and the former Chief Executive Officer of Eastwind.

                  Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the Court denied plaintiff's request for injunctive relief. ConMat and Paul A. DeJuliis subsequently filed preliminary objections to the complaint seeking to have themselves dismissed as parties to the action. The parties have submitted briefs relating to ConMat's preliminary objections and a decision by the Court is pending.

Item 2.           Changes in Securities.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

Item 5.           Other Information.

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                  Exhibit No.                        Description
                  -----------                        -----------
                  27.                                Financial Data Schedule


                  (b) ConMat did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.






                                       CONMAT TECHNOLOGIES, INC.


    Date: November 11, 1999            By:/s/ Paul A. DeJuliis
                                          ---------------------
                                          Paul a. DeJuliis,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




    Date: November 11, 1999            By:/s/ William Crighton
                                          --------------------
                                          William Crighton,
                                          Vice President and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)

                                  Exhibit Index


           Exhibit
           Number                          Description
           -------                         -----------

           27                              Financial Data Schedule.