Form 10KSB
period 1999-12-31
CONMAT TECHNOLOGIES INC
filed 2000-03-29
CIK 1077445

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

       (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended      December 31, 1999
                                   -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from              to
                                     -------------     -------------

       Commission file number       000-30166
                                 ---------------


                            ConMat Technologies, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Florida                                    232999072
  -------------------------------          ------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


Franklin Avenue and Grant Street, Phoenixville, PA                19460
---------------------------------------------------            ----------
    (Address of Principal Executive Offices)                   (Zip Code)


                                 (610) 935-0225
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


       Securities registered pursuant to Section 12(b) of the Act: None.

       Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         The Issuer's revenues for its most recent fiscal year were $11,499,236.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 10, 2000 was $3,372,000, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the Nasdaq OTC Bulletin Board.

         As of March 10, 2000, the Registrant had outstanding, 2,175,000 shares of common stock.

           Transitional Small Business Disclosure Format (check one).

YES       NO  X
    ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be utilized in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                            ConMat Technologies, Inc.

                                   Form 10-KSB

                                      INDEX

                                                                                                             Page
PART I

           Forward Looking Statements......................................................................     2
           Risk Factors....................................................................................     2
Item 1.    Description of Business.........................................................................     6
Item 2.    Description of Property.........................................................................    12
Item 3.    Legal Proceedings...............................................................................    13
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    13

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........................................    14
Item 6.    Management's Discussion and Analysis............................................................    14
Item 7.    Financial Statements............................................................................    19
Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................................    19

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.............................................................    19
Item 10.   Executive Compensation..........................................................................    19
Item 11.   Security Ownership of Certain Beneficial Owners and Management..................................    19
Item 12.   Certain Relationships and Related Transactions..................................................    19
Item 13.   Exhibits List and Reports on Form 8-K...........................................................    20
Index to Financial Statements..............................................................................   F-1

                           FORWARD LOOKING STATEMENTS

         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Important factors that may cause actual results to differ from projections include, for example,

         o general economic conditions, including their impact on capital expenditures;
         o business conditions in the material technology and wastewater treatment industries;
         o        the regulatory environment;
         o        rapidly changing technology and evolving industry standards;
         o        new products and services offered by competitors; and
         o        price pressures.

         In addition, in this report, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect", "plan", and similar expressions, as they relate to ConMat's business or management, are intended to identify forward-looking statements.

         ConMat undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


                                  RISK FACTORS

         An investment in ConMat's common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors before making an investment.

         Our acquisition strategy may be unsuccessful.

         Although we continue to devote significant efforts to improving our current operations and profitability, ultimately, the success of our business strategy depends upon the acquisition of complimentary material technology businesses. No assurances can be made that we will be successful in identifying and acquiring such businesses or that any such acquisitions will result in operating profits. In addition, any additional equity financing required in connection with such acquisitions may be dilutive to stockholders, and debt financing may impose additional substantial restrictions on our ability to operate and raise capital. In addition, the negotiation of potential acquisitions may require management to divert their time and resources away from our operations.

         We continually evaluate potential acquisition opportunities, particularly those that could be material in size and scope. Acquisitions involve a number of special risks, including:

         o the focus of management's attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;
         o        the incorporation of acquired products into our product line;
         o        the increasing demands on our operational systems;
         o        adverse effects on our reported operating results;
         o        the amortization of acquired intangible assets; and
         o the loss of key employees and the difficulty of presenting a unified corporate image.

         We may not be able to obtain adequate financing for working capital and future acquisitions.

         We have financed our working capital requirements and capital expenditures primarily through bank debt and cash flow generated from operations. In order to satisfy our existing obligations and support our future growth strategy, we may require additional capital. There can be no assurance that additional capital will be available or that, if available, we can obtain such capital on satisfactory terms. Any additional equity financing may be dilutive to stockholders, and debt financing may impose substantial restrictions on our ability to operate and raise additional funds.

         We have a large amount of debt which we may not be able to service and which restricts our activities. We have a large amount of debt in relation to our assets and our revenues. At December 31, 1999, our aggregate amount of indebtedness was $5.5 million. We may also incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions in our existing debt instruments. Our existing debt entails significant risks, including the following:

         o It may be difficult for us to satisfy our substantial debt service obligations;
         o Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
         o We will need a substantial portion of our cash flow to pay the principal and interest on our debt, including debt that we may incur in the future;
         o Payments on our debt will reduce the funds that would otherwise be available for our operations and future business opportunities;
         o A substantial decrease in our net operating cash flow could make it difficult for us to meet our debt service requirements and force us to modify our operations;
         o We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; and
         o We may be more generally vulnerable to a downturn in our business or the economy generally.

         If we are unable to service our debt or obtain additional financing, as needed, our business and financial condition would be materially adversely affected. Our ability to satisfy our debt obligations will depend upon our future financial and operating performance as well as the availability of revolving credit borrowings under our credit facility, which is dependent on, among other things, our compliance with covenants and specified borrowing base prerequisites.

         If we cannot service our debt, we will be forced to take actions such as reducing or delaying acquisitions or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital or bankruptcy protection. We cannot assure you that any of these remedies can be effected on satisfactory terms, if at all.

         Restrictive debt covenants in our loan instruments restrict our activities.

         Our loan instruments restrict, among other things, our ability to:

         o        incur additional debt;
         o        pay dividends;
         o        redeem capital stock;
         o        create liens, dispose of assets, engage in mergers; and
         o        make contributions, loans or advances.

         We are controlled by a small group of stockholders.

         Our common stock is held by a small group of stockholders. Therefore, our public stockholders may not have the power to elect ConMat's directors and direct the policies of ConMat.

         There is a limited public market for our common stock. There is no established active public trading market for our common stock. Our common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Nasdaq OTC Bulletin Board under the symbol "CNMT". As of March 10, 2000, the last reported sale price of ConMat's common stock was $3.63, and there were 10 firms listed as market makers for our common stock. There can be no assurance that our common stock will trade at prices at or about its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. Moreover, price fluctuations and the trading volume in our common stock may not necessarily be dependent upon or reflective of our financial performance.

         Holders of our common stock may experience substantial difficulty in selling their securities. The trading price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in the analysts' estimates, announcements of technological innovations, general industry conditions.

         The public sale of shares eligible for future sale may adversely affect the price of our common stock. Future sales of shares by current stockholders, including the selling stockholders, could cause the market price of our common stock to decline.

         If we do not adapt to technological advances in our industry as quickly as our competitors, our operating results and financial condition could be adversely affected.

         We compete in markets and industries that require sophisticated manufacturing systems and other advanced technology to deliver state-of-the-art products. These systems and technologies will have to be refined and updated as the underlying technologies advance. We cannot assure you that, as systems and technologies become outdated, we will be able to replace them, to replace them as quickly as our competitors or to develop and market new and better products in the future. Higher overhead and manufacturing costs due to a failure to update and improve processes could limit our competitive position. In addition, failure to make technological advances could adversely affect our ability to successfully market custom engineered plastics and composite products.

         Concentration of order backlog in a single project could expose us to operating losses and cash flow problems.

         From time to time we have a significant percentage of our order backlog concentrated in a single project. If construction or payment for shipped materials is delayed on such a significant project, we could be exposed to operating losses and restrictive cash flow problems. This could also hamper our ability to pursue new business opportunities or result in credit shortages.

         We are subject to risks related to our international operations.

         We anticipate that international sales will increasingly account for a significant portion our net sales and revenue. We intend to expand our export sales to markets in Asia, Europe, South America and the Middle East and to enter additional countries in these international markets, which may require significant management attention and financial resources. Our operating results will be increasingly subject to risks related to international sales, including:

         o        regulatory requirements;
         o        political and economic changes and disruptions;
         o        transportation delays;
         o        national preferences for locally manufactured products; and
         o import duties or other taxes which may affect the prices of our products in other countries relative to competitors.

         We do not have firm contracts with plastic resin suppliers and our operating results may be adversely affected by shortages or price increases.

         Our operations are dependent on adequate supplies of plastic resins. We source plastic resin primarily from major industry suppliers. We have long-standing relationships with some of these suppliers but have not entered into a firm supply contract with any of our resin vendors. We may not be able to obtain plastic resins in adequate supply or at an acceptable cost in the event of an industry-wide general shortage of resins, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.

         In addition, plastic resins are subject to cyclical price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced. An increase in resin prices may have a material adverse effect on our financial condition and results of operations.

         Industry consolidation may result in pricing pressures or our exclusion from bidding on larger projects, which could have an adverse affect on our operating results.

         Major corporations with an international presence continue to consolidate products and services within the wastewater treatment industry on a global basis. This trend may result in more single source bidding for large scale new wastewater treatment construction and may result in pricing pressures for our core products or our exclusion from larger projects. In response to this trend, we intend to expand our product offerings to the wastewater treatment industry through acquisitions of or joint ventures with smaller companies offering complimentary products and to develop or acquire product lines serving industries other than wastewater treatment. However, no assurances can be made that we will be successful in these pursuits.

         Privatization of municipal wastewater treatment plants may limit our ability to bid on projects. Until recently most wastewater facilities were owned and operated by the municipal governments. As a result of a drop in federal funding, municipalities are beginning to consider private management or ownership as a financially attractive alternative. Consequently, some large international corporations are becoming more involved in ownership or management. Such arrangements could impact the exclusive supplier relationships with our competitors thereby precluding us from bidding on projects. We are in discussions with a number of these management companies in an attempt to become an exclusive supplier. However, there can be no assurance that Polychem will be successful in establishing such relationships.

         The markets in which Polychem competes are highly competitive.

         Experienced competition exists in each of Polychem's major markets, and many of Polychem's competitors maintain good working relationships with their customers, produce quality products and have access to significantly greater financial resources. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products, which are demanded by the industry. Our operations and properties may expose us to material costs or liabilities related to environmental regulations. Our operations and properties are subject to a wide variety of federal, state and local laws and regulations, including those governing the use, storage and handling, generation, treatment, emission, remediation of contaminated soil and ground water, and the health and safety of employees. There is no assurance that our operations or properties will comply with applicable regulations. As such, our operations and properties expose us to the risk of claims with respect to such matters and we may incur material costs or liabilities in connection with such claims.

PART I

Item 1.  Description of Business.


General

ConMat Technologies, Inc., ("ConMat"), formerly known as EPL Systems, Inc. and Phoenix Systems, Inc., was incorporated in Florida in 1986. Operating under its new trade name, conmattech.com, ConMat is converting to an e-business platform providing business-to-business internet capability for its wholly-owned subsidiaries. ConMat is not an operating company and does not have significant assets or conduct significant business except through its wholly-owned subsidiary. In December 1998, ConMat acquired 100% of the common stock of Polychem Corporation from The Eastwind Group, Inc. ConMat's strategy is to provide a corporate structure and e-commerce platform that optimizes the business potential of acquired products and companies through conversion to fast, flexible organizations with an e-business customer focus. ConMat is focused on material technologies with an emphasis on proprietary custom-engineered plastics and composite products sold to industrial end users. Product categories emphasized include those, which make the environment cleaner, operations safer and improve operating efficiencies. ConMat's acquisition of Polychem was the first step in executing this strategy. ConMat plans to execute a growth strategy combining internal new product development and corporate acquisitions.

The principal executive offices of ConMat are located at Franklin Avenue and Grant Street, Phoenixville, PA 19460. The telephone number is (610) 935-0225.


Acquisition of Polychem

On December 8, 1998, ConMat acquired 100% of the common stock of Polychem from Eastwind. The basic structure and terms of the transaction were as follows:

         o ConMat acquired all of the outstanding shares of common stock of Polychem from Eastwind in exchange for (i) 1,000,000 shares of newly issued common stock of ConMat and (ii) 1,333,333 shares of newly issued Series A convertible preferred stock of ConMat. Eastwind subsequently transferred the 1,000,000 shares of common stock to The Eastwind Group, Inc. Shareholder Trust, a trust for the benefit of Eastwind's shareholders in which Eastwind has no interest.

         o        ConMat assumed and discharged the following liabilities of
                  Eastwind: (i) $160,000 owed to Paul A. DeJuliis, Eastwind's former Chairman and Chief Executive Officer, who is the current Chairman and Chief Executive Officer of ConMat, discharged by the issuance to Mr. DeJuliis of 53,333 shares of Series A convertible preferred stock; (ii) $100,000 owed to Clifton Capital, Ltd., discharged by the payment to Clifton Capital, Ltd. of $100,000; and (iii) $500,000 owed to Mentor Special Situation Fund, L.P., discharged by the issuance to Mentor Special Situation Fund, L.P. of 166,667 shares of newly issued Series B preferred stock of ConMat and warrants to purchase 166,667 shares of common stock. In addition, Mentor Management Company exchanged warrants to purchase 30,000 shares of Eastwind common stock for warrants to purchase 30,000 shares of ConMat common stock.

         o Prior to the acquisition, Eastwind had caused Polychem to distribute to Eastwind approximately $940,000. As part of the acquisition, Eastwind agreed to repay these distributions with interest, or forego a portion of the Series A preferred stock issued to it as an adjustment to the purchase price. To reflect this agreement, Eastwind issued to Polychem a promissory note in the amount of $940,000, secured by the pledge of 313,333 shares of Series A convertible preferred stock. This note accrued interest at 8% per year and principal and interest were due and payable November 30, 2000. This amount, in addition to other amounts owed to Polychem by Eastwind, was accounted for as distributions in the form of dividends on common stock to Eastwind. Eastwind defaulted under the terms of the note as a result of a default by Eastwind on a guarantee of an unrelated debt obligation and as a result of a material adverse change in Eastwind's financial condition. Following such default, ConMat sought to foreclose on the pledged shares. Pursuant to a Settlement Agreement dated June 29, 1999, Eastwind transferred the pledged shares to Polychem in exchange for cancellation of the note. For financial accounting purposes, the return of the pledged shares was treated as a reduction in the number of shares of Series A convertible preferred stock issued to Eastwind in connection with the acquisition of Polychem and in the number of Series A convertible preferred stock outstanding.

In compliance with applicable state law, the transaction was approved by the Board of Directors and stockholders of ConMat and the Board of Directors of Eastwind. In addition, General Electric Capital Corporation and Odyssey Capital Partners approved the transaction as required by the terms of a Loan and Security Agreement between Polychem and General Electric Capital Corporation, and the terms of the Eastwind Series A Preferred Stock held by Odyssey.

ConMat

Business Strategy. ConMat's strategy is to create value by improving the performance of acquired companies. ConMat intends to create value by applying sound management practices, information technology and electronic commerce capabilities to acquired companies, converting such acquisitions to fast, flexible organizations with an e-business customer focus. The intent is to develop the business model at Polychem, ConMat's first acquisition, and apply the methodology to future acquisitions more quickly and efficiently. ConMat is currently directing the selection and installation of an Enterprise Resource Planning ("ERP") system (including new software, hardware and business practices) and business-to-business ("B2B") capabilities that are intended to create customer and shareholder value by improving Polychem's level of customer service, competitive position as well as reduce design, production, selling and administrative costs as a percentage of sales. ConMat is focused on material technologies with an emphasis on proprietary custom-engineered plastics and composite products sold to industrial end users. Product categories emphasized include those that make the environment cleaner, operations safer and improve operating efficiencies. ConMat's acquisition of Polychem was the first step in executing this strategy. ConMat plans to execute this growth strategy combining internal new product development along with corporate acquisitions.

Potential Future Acquisitions. ConMat seeks to acquire other operating companies with complimentary product lines and technologies or incremental distribution or production capabilities. Such companies would have proprietary material technologies and products and would likely have a competitive position in the wastewater treatment, automotive or other markets, but need not service these markets exclusively. Acquisition candidates would likely have a value ranging from $5 million to $15 million. The market for such acquisition candidates is fragmented and is presently undergoing significant consolidation.

ConMat is not presently negotiating any specific acquisitions. ConMat has identified a series of complimentary product and production needs and is presently searching for acquisition candidates that would meet those particular needs. ConMat may acquire other operating companies with cash, stock or a combination of cash and stock.

Polychem

General. Polychem is a wholly-owned subsidiary of ConMat. Polychem was originally formed in February 1995 by its former owner for the purpose of acquiring substantially all of the assets and business of The Polychem Division of The Budd Company. Polychem, which has been in business since 1955, develops and manufactures custom engineered plastic molded products, which are marketed primarily to wastewater treatment plants, as well as to other industrial users.

Products. Polychem engineers and produces an extensive line of plastic molded products that are used in a variety of industrial markets. Polychem's typical products include, among others, complete non-metallic rectangular clarifier component systems for water and wastewater treatment operations. Polychem's clarifier component systems are primarily used for the removal of sediment and solids from wastewater. The clarifier systems are, in effect, settling tanks through which water passes, allowing suspended solids to settle. These systems are comprised of non-metallic chain, sprockets, stub shafts, wear shoes and other products fabricated to customer specifications. Polychem also produces:

         o cast nylon elevator buckets for handling foundry sand, aggregate and glass cullet. These buckets are secured to elevators and used to convey raw materials to their point of use in the manufacture of steel, glass and other products.

         o phenolic sprockets and pulleys used with blade belts in the cutting housing for agricultural equipment and for securing electrical cables for mining equipment.

         o        celeron bearings for the rolling machinery in steel mills.

         o        extruded thermoset air conditioning ducts for aircraft.

         o molded conveyor chains and accessories for conveying cans, bottles and other packaged materials during production, water and wastewater treatment and other material handling industries.

Most of the nylon buckets, steel mill bearings and table-top conveyor chains are sold as off-the-shelf items to steel mills and distributors. The majority of the balance of Polychem's products are produced for use in a complete system of wastewater treatment clarifier equipment that Polychem sells to its customers. Such a complete system is usually built to customer specifications and sold under an order selected from competitive bids. The "reaction injection molded" nylon products and the injected molded products account for between 80% and 90% of Polychem's sales; compression molded products comprise the balance of the business. The average life expectancy of Polychem's typical products is ten years. The cost of Polychem's systems varies based on the scope of the system and the end user modifications required. The cost of a system generally ranges from $20,000 to $45,000. In addition to its existing products, Polychem continues to explore new product applications. Polychem currently has one product designed for use in the automotive industry entering the test market phase and two wastewater treatment products in the feasibility study stage.

Wastewater treatment plants are primarily used to clean sewage and return water to general public use. Wastewater treatment plants are generally owned by municipalities or water authorities. There are over 15,000 wastewater treatment plants in the United States. Polychem estimates that globally there are 30,000 to 50,000 plants. In the United States, an estimated $22 billion is spent on wastewater treatment plants annually, while an estimated $83 billion is spent annually on a global basis.

Polychem provides quotes to contractors for components for approximately 400 wastewater treatment projects each year. Project contracts typically are awarded on a competitive bid basis. In some cases, the municipality or its engineer determines, based on price, reliability, system flexibility or other factors, that certain components must come from a specific manufacturer. If Polychem products are so required, the successful bidder has to buy the specified components from Polychem. In most cases a particular manufacturer is not specified, and the successful bid is selected on such factors as price, system adaptability and reputation. Historically, Polychem products are used in approximately 25% of the projects for which Polychem provides quotes. Polychem does not bid directly for new projects, but rather supplies its products to a contracting engineer, who in turn bids for new projects. Polychem bids directly for replacement products. Of the approximately 400 bids submitted annually, approximately 50% are for replacement parts and 50% are new projects. New projects account for approximately 60% of Polychem's revenues.

Manufacturing Processes. Polychem's plant is equipped and organized to accommodate the manufacturing cycle through which raw materials are converted into finished product. Raw materials are stored in tanks inside and outside the facility. The manufacturing cycle begins with the mixing of raw materials, which are then sent to the Molding Department. In the Molding Department, products are molded in batches by one of the following three processes:

         o "Reaction injection molded" molding, which produces nylon buckets, stub shafts, and sprockets. In "reaction injection molded" molding, a compound containing a catalyst and a compound containing a promoter are mixed in the mold where a reaction takes place; the combination and percentage of base chemicals and additives determine the properties of the final product;

         o Compression molding, which produces phenolic steel mill bearings, timing gears, timing pulleys and other molded products. In the compression molding process, phenolic macerate or phenolic laminate is placed in heated molds (approximately 325 degrees) and cured for a specific period of time at pressures up to 3000 PSI; and

         o Injection molding, which produces engineered resin parts used for wastewater drives, collector chains and tabletop conveyor chains. In injection molding, engineered plastic materials are melted and injected into the mold at a controlled temperature and rate. Once in the mold, the plastic is cooled to a shape reflecting the cavity.

Products are then sent to the Fabricating Department for machining and assembly. Polychem's plant operates on a three-shift basis, yet has sufficient available capacity for growth in most product lines. Most of the employees have been trained to operate all of the various equipment in their departments, which gives Polychem additional flexibility in scheduling personnel to meet production needs as they arise.

Marketing and Customers. Polychem was originally a manufacturer of a complete line of industrial laminates, automotive timing gears, vulcanized fiber and teflon and silicon tape. In the early 1980's, Polychem identified the wastewater treatment industry as a potential market and began to shift its focus to manufacturing products designed for such market. By 1992, wastewater products became Polychem's dominant revenue producer and presently the revenues from wastewater products comprise 85% of Polychem's annual sales volume. The wastewater treatment market is global in nature, and Polychem presently sells products internationally in Western Europe, Asia and South America and is expanding into Eastern Europe, the Middle East and Africa.

In addition to non-metallic clarifier component systems for wastewater treatment, Polychem markets its traditional products (such as plastic chain, compression molded phenolic and injection molded plastic components, "reaction injection molded"-processed nylon buckets, phenolic bearings and corrugated fiber products) to the food processing, electronics, steel, automotive, chemical, printing, aerospace, and consumer products industries, among others.

Polychem markets its plastic chain, cast nylon buckets, steel mill bearings and compression molded phenolics primarily through distributors. The balance of its products, including its wastewater treatment component systems, are sold primarily through Polychem's internal sales force, which consists of ten employees. Domestic distributors are paid a percentage of sales ranging from 5% to 15%. Internationally, distributors are compensated principally on a buy and sell basis. In effect, Polychem sells to the distributor who, in turns, resells to the ultimate buyer. The distributor earns the difference between its purchase price and the sales price to the buyer. Polychem's internal sales force receives a base salary and a bonus based on their individual and ConMat's overall performance. In its most recent fiscal year, Polychem's sales force generated approximately 50% of its annual sales revenue, international distributors accounted for approximately 25% and domestic distributors accounted for approximately 25%. Domestic revenues were approximately 74% and international revenues were approximately 26% in the 1999 fiscal year.

Competition and Strategy. Polychem's competition tends to be fragmented. Many other companies, domestically and internationally, produce one or more products similar to one or more of Polychem's products. Experienced competition exists in each of Polychem's major markets and many of Polychem's competitors enjoy excellent working relationships with their customers, produce a variety of quality products and have access to significant resources. Such resources, including capital, labor and product support, can result in faster response time and lower prices. These factors, along with product characteristics, reliability, servicing, and pricing form the major competitive factors in Polychem's markets.

Polychem believes that it has four significant competitors in the area of non-metallic rectangular wastewater clarifier systems, of which it considers Envirex to be the most significant. Polychem believes that it and Envirex each possess approximately 35% of this market. However, while Polychem provides products only to clarifier systems in wastewater plants, Envirex has a much broader line of wastewater treatment products that encompasses all of the major processes in a treatment plant. Envirex's broader line allows it to bid for larger portions of projects and to use certain products as loss leaders. Tropodyne and NRG are Polychem's other competitors, and have smaller shares of the clarifier market. Polychem believes that it has three competitors in the market for nylon buckets and five competitors in the market for table-top chains. Polychem has an approximate 50% share of the nylon bucket market, while its closest competitor has an approximate 30% market share. The dominant competitor in the table top chain market, Rexnard, holds an approximate 80% market share, while Polychem has an approximate 5% share.

Polychem's long-term goals include solidifying its reputation as a leading provider of quality wastewater treatment equipment products; increasing sales of its traditional products by improving existing product lines; and seeking new products to supplement its current line.

Materials and Supplies. Polychem's business of manufacturing a broad line of engineered plastic products requires the ability to obtain various sources of raw materials. Polychem maintains approximately three to five suppliers for each of its raw materials. Approximately 80% of the raw materials purchased by Polychem are resins. Polychem also purchases capolactin and pultrusions for use in manufacturing. Polychem's two largest suppliers of resins are Performance Polymers and TP Composites. Its two largest suppliers of capolactin are Dutch State Mines and BASF, while its two largest suppliers of pultrusions are Creative Pultrusions and Plastic Center Inc. At present, Polychem does not maintain more than one month's supply of raw materials beyond the amount required for its scheduled production work.

Environmental Regulations. While no assurances can be given, Polychem does not anticipate any material costs for environmental remediation projects. In the ordinary course of its business, Polychem incurs some cost for oil reclamation, hauling of waste products and normal energy costs associated with recycling and waste disposal. Polychem spends approximately $50,000 annually to comply with environmental laws, including hauling costs as well as general monitoring and compliance costs. Polychem maintains two environmental permits, one for a dust collection system and the other for its after burner heater. The collected dust is transported by traditional waste management handlers to domestic landfills. The after burner heater is used to mix cotton fabric with phenolic resins, which are then processed into specific products. Methanol from the heater is processed through an after burner and emits little in the way of contaminants. Polychem maintains seven above ground storage tanks. Two are used to store phenolic resins inside the plant; two store fuel oil; and three outside tanks are used to store other chemicals. There are spill containment systems in place throughout the facility.

Occasionally, there are minor and isolated spills of heat transfer oil, capolactin and phenolic resins. The latter two quickly solidify at room temperature and the hardened material is removed to an approved landfill; spills of heat transfer oil are cleaned and properly disposed of with other waste products by a licensed outside processor. Polychem submitted a revised spill prevention and response plan to the Pennsylvania Department of Environmental Resources in May 1994 to which no comments have been received as of the date of this prospectus.

Polychem has occupied its Phoenixville, Pennsylvania property since 1974. The property was first used as a silk mill in the early part of this century and then as a manufacturing site for felt carpet padding. Three environmental audits that have been conducted over the past four years as part of customary due diligence in financing transactions have not revealed contamination. An environmental audit was commissioned by Congress Financial Corporation in conjunction with the purchase of Polychem by The Eastwind Group in 1995. A second environmental study was commissioned by Fidelity Funding in connection with a financing commitment in 1997. A third environmental study was commissioned by GE Capital Corporation in connection with their refinancing in 1998.

Employees. Polychem employs 77 employees, of whom 42 are employed on an hourly basis. Hourly employees are members of United Textile Workers of America, AFL-CIO, Phoenixville Plastic Makers' Union, Local No. 130. Most are semi-skilled workers. The current union contract expires at the end of September 2002.

ConMat has assumed all of Polychem's continuing obligations under its collective bargaining agreement with the Union, which includes assumption of obligations under a defined benefit retirement plan for hourly rated employees at its Phoenixville, Pennsylvania plant. The plan is fully funded in accordance with certain actuarial assumptions and to meet ERISA funding requirements. However, there can be no assurances that market performance of plan investments will be sufficient to meet all plan liabilities as they arise.

Information Technology. ConMat is leading Polychem's information technology advancement by providing guidance and direction in the development of a B2B e-commerce platform that will be integrated with the primary ERP system Polychem intends to install. The B2B e-commerce platform is being designed to enable customers to interact directly with Polychem and will include features that will automate requests for quotes, order processing as well as order, invoice and payment inquiries. The B2B e-commerce platform will also include a portal for vendors to communicate with Polychem improving vendor performance and reducing costs. ConMat and Polychem are currently evaluating ERP systems and expect to complete the installation of the selected system in 2000. Management expects the ERP system will reduce material costs, improve manufacturing efficiencies and provide better information for decision making.

Equipment. Polychem owns or leases, through capital leases, all of the equipment required to conduct its business. The equipment is comprised of compression molding presses, transfer molding presses, injection molding presses, reactors, dispensers and "reaction injection molded" press lines for nylon-6 operations, a complete fabrication shop with computerized numerical control equipment and a computer aided design center.

Research and Development. Polychem is the owner of a number of United States and foreign patents and patent applications relating to water treatment plastic products, chain conveyor links, conveyor chain bearings, sprockets with locking mechanisms and a bucket grit elevator system. The ownership of such patents helps Polychem from a marketing standpoint by securing its continued reputation as an innovative competitor in its industry.

Polychem employs eight application engineers who use computer aided design equipment to design custom wastewater treatment non-metallic rectangular clarifier systems or to alter existing clarifiers to meet changing specification requirements. All new products are evaluated for patent protection. Recently, Polychem was granted a patent for a grit bucket system, which is now undergoing marketing development. To date, five successful applications for the system have been found, the most significant of which is to function as part of a grit collection system in wastewater treatment where it will be used to remove sand and gravel from effluent before it reaches the clarifier. Polychem incurred $160,000 and $140,000 on product research, engineering and development costs during the years ended December 31, 1999 and January 2, 1999, respectively.

Debt and Encumbrances. On September 30, 1998, Polychem entered into a Loan and Security Agreement with General Electric Capital Corporation, which provides for a three-year, $3,500,000 revolving line of credit and a three-year term loan of $1,500,000. On August 25, 1999, the revolving line of credit was increased to $5,000,000. The revolving line of credit and the term loan originally were secured by a mortgage on Polychem's Phoenixville, Pennsylvania facility, which mortgage lien was released in connection with the Public School Employes' Retirement Board financing described below. The term loan is secured by Polychem's equipment. The revolving line of credit is secured by accounts receivable and inventory. Advances under the revolving line of credit are subject to a lending formula limiting the availability of funds to the total of
(i) 80% of eligible accounts receivable, less the amount by which contractual holdbacks (i.e., amounts that customers are entitled to hold back until completion of a project) in favor of account debtors on eligible accounts exceeding $250,000, plus (ii) the lesser of $750,000 or 50% of eligible inventory (less a $300,000 reserve). Interest rates on the loan are at a rate of 4.75% in excess of the 30 day dealer commercial paper rate on the revolving line of credit, 10.55% at March 1, 2000, and 6.50% in excess of the 30 day dealer commercial paper rate for the term loan, 12.3% at March 1, 2000.

Interest on the revolving line of credit and term loan is payable monthly. Polychem's collections of accounts receivable are deposited with General Electric Capital Corporation under a lockbox arrangement and applied to reduce the balance of the revolving line of credit, which then may be drawn against subject to availability. The principal balance of, and all accrued interest on, the revolving line of credit is due and payable September 30, 2001. In the event that Polychem has cash flow for any fiscal year in excess of capital expenditures paid for from operations, interest expense, taxes and scheduled debt repayments, 25% of such excess must be applied first to repay the term loan and then to reduce the outstanding balance under the revolving line of credit. As of March 10, 2000, availability under the line of credit was $2,124,943 and outstanding borrowings were $2,053,149. In connection with the Public School Employes' Retirement Board financing described below, General Electric Capital Corporation agreed to restructure the payment schedule on the remaining balance of its term loan to provide for 25 monthly payments of $8,000 and a final payment on September 30, 2001 of $212,000. As of March 10, 2000 the outstanding balance of the General Electric Capital Corporation term loan was $356,000.

On August 25, 1999, Polychem received a $1,880,000 term loan from the Public Employes' Retirement Board, secured by a mortgage on Polychem's Phoenixville, Pennsylvania facility. $813,000 of the net proceeds of the loan were applied to reduce the outstanding balance of the General Electric Capital Corporation term loan and the remaining $996,000 of net proceeds were applied to reduce the outstanding balance of the General Electric Capital Corporation revolving line of credit. The Public School Employes' Retirement Board loan is for a term of 10 years. The interest rate on the Public School Employes' Retirement Board loan is 8.5% for the first five years, and thereafter is 350 basis points above the 5 year U.S. Treasury Note Yield Rate as of the end of the first five years. Principal and interest are payable in equal monthly installments based on a 25 year amortization schedule, with a balloon payment September 1, 2009 equal to outstanding principal balance plus accrued interest. As of March 10, 2000, the outstanding balance of the Public School Employes' Retirement Board term loan was $1,868,862.

Polychem executed a $1,626,294 promissory note to The Budd Company on March 10, 1995 as part of the purchase price of the Polychem Division of Budd. The outstanding principal balance of this note as of March 10, 2000 was $975,776. The note accrues interest at 8%, payable quarterly. The principal balance is payable in 20 equal quarterly installments, commencing March 31, 1998, provided that Polychem may defer up to 25% of any payment if the payment would exceed Polychem's net cash flow for the preceding fiscal quarter. No payments have been deferred. The Budd note is unsecured.


Item 2.  Description of Properties.

Polychem operates from a 220,000 square foot facility in Phoenixville, Pennsylvania, which it owns, subject to a mortgage. See "ConMat-Polychem-Debt and Encumbrances." In July 1998, the property was appraised at $2.4 million by AccuVal Associates Incorporated, an independent appraiser. Polychem uses approximately 120,000 square feet for manufacturing and warehousing, and 20,000 square feet for offices. Polychem leases approximately 74,000 square feet of warehouse space to three tenants at rental rates ranging from $2.90 through $3.12 per square foot. Approximately 50,000 square feet is leased for five years with the balance leased for one year. Polychem also leases a tower located on the facility and approximately 1,000 square feet of warehouse space to three cellular phone operators. Combined annual lease income from the tower is $48,600. Two of the tower leases have ten year terms and one lease has a five year term. An additional 5,000 square feet of warehouse space is available for lease at the facility. Management believes that Polychem's properties are adequately insured.

Item 3.  Legal Proceedings.

ConMat is currently a defendant in a Pennsylvania state court action filed on January 28, 1999, captioned John R. Thach v. The Eastwind Group, et al. (Montgomery County C.C.P., Civil Action No. 99- 01195). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the acquisition of Polychem declared null and void and to have a receiver appointed to oversee the affairs of Eastwind, Polychem and ConMat. Among the other named defendants is Paul A. DeJuliis, President of ConMat and the former Chief Executive Officer of Eastwind.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of ConMat has been quoted on the Nasdaq OTC Bulletin Board since December 21, 1998 under the symbol "CNMT". The following table shows quarterly low and high bid information for the common stock from December 21, 1998 through March 10, 2000:

                                            Low Bid           High Bid
                                            -------           --------
                  2000
                  ----
                  First Quarter (1)          $3.50             $4.375

                  1999
                  ----
                  Fourth Quarter             $3.50              $5.00
                  Third Quarter               3.03               5.00
                  Second Quarter              3.00               3.00
                  First Quarter               1.63               4.00

                  1998
                  ----
                  Fourth Quarter (2)          1.50               2.125

(1)      Through and including March 10, 2000.
(2)      Commencing December 21, 1998.

         Market quotations reflect inter-dealer prices, without retail markups, markdown or commissions and may not necessarily reflect actual transactions. As of March 10, 2000, there were 2,175,000 shares of common stock outstanding held by approximately 12 holders of record.

         ConMat has never paid a cash dividend on its common stock and does not plan to pay any cash dividends on its common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis.

Background and Basis of Presentation

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future.

Prior to 1999 the Company's fiscal year ended on the closest Saturday to December 31. In 1999 the Company changed to a calendar year. Accordingly, the Company's 1998 fiscal year began January 4, 1998 and ended on January 2, 1999 and the 1999 year began January 3, 1999 and ended December 31, 1999.

On December 8, 1998, ConMat, a non-operating company with immaterial net assets, acquired 100% of the outstanding common stock of Polychem from Eastwind. The acquisition resulted in the owners and management of Polychem having effective operating control of the combined entity.

The acquisition has been accounted for as a capital transaction in substance, rather than a business combination. The acquisition is equivalent to the issuance of stock by Polychem for the net monetary assets of ConMat, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse acquisition accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (ConMat), are those of the "legal acquiree" (Polychem).

Accordingly, the consolidated financial statements of ConMat are the historical financial statements of Polychem for the same periods adjusted for the following transactions contained in the Share Exchange Agreement executed at consummation of the acquisition. The basic structure and terms of the acquisition, together with the applicable accounting effects, were as follows:

         o ConMat acquired all of the outstanding shares of common stock of Polychem from Eastwind in exchange for (i) 1,000,000 shares of newly issued common stock of ConMat (which Eastwind transferred to The Eastwind Group, Inc. Shareholder Trust) and
                  (ii) 1,333,333 shares of newly issued Series A convertible preferred stock of ConMat. The common stock and Series A convertible preferred stock exchanged, in addition to the existing ConMat shares outstanding, collectively resulted in the recapitalization of Polychem. Earnings per share calculations include Polychem's change in capital structure for all periods presented.

         o        ConMat assumed and discharged the following liabilities of
                  Eastwind: (i) $160,000 owed to Paul A. DeJuliis, Eastwind's former Chairman and Chief Executive Officer, who is the current Chairman and Chief Executive Officer of ConMat, discharged by the issuance to Mr. DeJuliis of 53,333 shares of Series A convertible preferred stock; (ii) $100,000 owed to Clifton Capital, Ltd., discharged by the payment to Clifton Capital, Ltd. of $100,000; and (iii) $500,000 owed to Mentor Special Situation Fund, L.P. discharged by the issuance to Mentor Special Situation Fund, L.P. of 166,667 shares of newly issued Series B preferred stock of ConMat and warrants to purchase 166,667 shares of common stock. In addition, Mentor Management Company exchanged warrants to purchase 30,000 shares of Eastwind common stock for warrants to purchase 30,000 shares of ConMat common stock.

         o Prior to the acquisition, Eastwind had caused Polychem to distribute to Eastwind approximately $940,000. As part of the acquisition, Eastwind agreed to repay these distributions with interest, or forego a portion of the Series A preferred stock issued to it as an adjustment to the purchase price. To reflect this agreement, Eastwind issued to Polychem a promissory note in the amount of $940,000, secured by the pledge of 313,333 shares of Series A convertible preferred stock. This note accrued interest at 8% per year and principal and interest were due and payable November 30, 2000. This amount, in addition to other amounts owed to Polychem by Eastwind, was accounted for as distributions in the form of dividends on common stock to Eastwind. Eastwind defaulted under the terms of the note as a result of a default by Eastwind on a guarantee of an unrelated debt obligation and as a result of a material adverse change in Eastwind's financial condition. Following such default, ConMat sought to foreclose on the pledged shares. Pursuant to a Settlement Agreement dated June 29, 1999, Eastwind transferred the pledged shares to Polychem in exchange for cancellation of the note. For financial accounting purposes, the return of the pledged shares was treated as a reduction in the number of shares of Series A convertible preferred stock issued to Eastwind in connection with the acquisition of Polychem and in the number of Series A preferred stock outstanding.

         o In connection with the acquisition, ConMat assumed certain liabilities of Eastwind. Such liabilities are considered to be "contributed" to Polychem by Eastwind upon consummation of the acquisition resulting in a reduction of Polychem's stockholders equity. ConMat's securities issued in connection with the acquisition to satisfy these liabilities are recorded at the amounts of the related liabilities relieved.

Results of Operations

         For the Fiscal Year Ended December 31, 1999 as compared to the Fiscal Year Ended January 2, 1999.

The following table provides certain statement of operation items as a percentage of net sales for the fiscal years indicated:
                                                        1999            1998
                                                        ----            ----

Net sales....................................          100.0%          100.0%
Cost of goods sold...........................           70.3            72.2
Gross profit.................................           29.7            27.8
Selling and administrative expenses..........           24.0            24.2
Eastwind corporate support fees..............             --             5.3
Interest expense.............................            4.6             6.7
Rental income................................            1.8             2.1
Income tax expense...........................            0.9              --
                                                       -----           -----
Net income (loss)............................            2.0            (6.3)
                                                       =====           =====

Net Sales

Net sales for fiscal year 1999 were $11,499,236 compared to $9,069,668 in the prior fiscal year, representing an increase of $2,429,568 or 27%. As a result of ConMat's strategic focus and strong sales efforts in 1999, sales of water treatment products represent the entire sales increase in 1999. Included in the water treatment sales increase are two significant clarifier contracts: one within the continental United States and one in Asia. ConMat has recently negotiated a four year contract for water treatment product sales in Western Europe and is experiencing increased interest in its water treatment products in Asia. While no assurances can be given, management expects international sales in general, and more particularly sales to Asia, to increase as a result of the improvement in those economies as well as demand for improved water treatment systems in densely populated areas. ConMat's booked order backlog as of March 15, 2000 was $7,185,000 as compared to $5,400,000 at January 2, 1999, representing an increase of $1,785,000 or 33%.


Gross Profit

Gross profit for fiscal year 1999 was $3,414,850 as compared to $2,524,167 in the prior fiscal year representing an increase of $890,683 and an increase in the gross profit percent of sales from 27.8% in fiscal year 1998 to 29.7% in fiscal 1999. The increase in gross profit and the gross profit percent of sales is principally attributable to increased sales of water treatment products as well as improved manufacturing efficiencies related to improved manufacturing and labor capacity utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $563,660 or 26% to $2,758,399 for 1999 from $2,194,739 in fiscal year 1998. Selling, general and administrative expenses as a percentage of net sales remained at 24% in both years. The increase in selling, general and administrative expenses includes $256,919 of costs incurred in 1999 to replace services previously provided by Eastwind and reflected in "Eastwind corporate support fees" in the Statement of Operations in fiscal year 1998. ConMat was able to provide these services in 1999 at approximately half the cost incurred in the prior year. Other administrative costs increased $195,762 in 1999 due to additional professional services associated with financing transactions, system upgrades to ensure Year 2000 compliance, general salary increases and an increase in technical and engineering costs of $14,603 associated with the increase in sales. Selling expenses increased $110,979 in fiscal year 1999 due principally to the addition of a Vice President of

Marketing and Business Development directed to increase ConMat domestic and international presence in the marketplace. Selling expenses decreased from 17.5% of net sales in 1998 to 14.8% of net sales in 1999 as a result of increased sales and performance improvements associated with organizational changes made in the prior year. Management is closely monitoring selling and administrative expenses. While no assurances can be given, management expects such expenses to decrease as a percentage of sales in future periods due to anticipated increased revenues. Management does however expect an increase in administrative expenses in 2000 due to the implementation of an Enterprise Resource Planning and integrated e-commerce information system, which will require supplemental training and implementation resources in 2000.

Eastwind Corporate Support Fees

Eastwind corporate support fees were not incurred in 1999 as a result of ConMat's acquisition of Polychem from Eastwind on December 8, 1998. The company incurred $480,000 of Eastwind corporate support fees in 1998 for legal, accounting, regulatory compliance, insurance and administrative services provided to Polychem by Eastwind. ConMat incurred $256,919 of administrative costs in 1999 (discussed above), which replaced those services provided by Eastwind in 1998. These administrative costs are included in selling, general and administrative expenses within the 1999 Statement of Operations.

Interest Expense

Interest expense decreased $79,818 to $530,178 in fiscal 1999 as compared to $609,996 in the prior fiscal year. The decrease is due to the one-time charge of $143,000 in fiscal year 1998 relating to a September 1998 refinancing, partially offset by an increase in interest expense associated with additional borrowings used to finance increased working capital supporting the higher level of sales in 1999. The increase in interest expense related to additional borrowings was partially mitigated by the use of lower rate mortgage debt to finance ConMat's needs as compared to higher rate revolving and term debt. Interest expense, net of the one-time charge of $143,000 in 1998, declined from 5.1% of sales in 1998 to 4.6% of sales in 1999.

Rental Income

Rental income increased $20,165 from $185,877 in 1998 to $206,042 in 1999 due to an increase in warehouse space rented to third parties.

Income Tax Expense

ConMat had no income taxes during 1998 as a result of its operating loss. Income tax expense for fiscal year 1999 of $108,000 represents an effective income tax rate of 32%, and reflects the utilization of net operating loss carryforwards.

Net Income (Loss)

Net income for fiscal 1999 was $224,315 reflecting an increase of $799,006 from the net loss of $574,691 incurred in 1998. This improvement is attributable to the significant increase in sales and resulting increase in gross profit of $890,683.


Liquidity and Capital Resources

ConMat's primary source of working capital is a credit facility of up to $5 million, subject to a lending formula limit, secured by Polychem's assets with borrowings limited to a percent of eligible receivables and inventory. At January 2, 1999 and December 31, 1999, ConMat was not in compliance with certain financial covenants associated with the General Electric Capital Corporation facility. These instances of noncompliance were waived by General Electric Capital Corporation. ConMat expects to comply with these covenants as sales and earnings are further developed in the business. However, there can be no assurance that ConMat will remain in compliance or that

General Electric Capital Corporation will continue to waive any noncompliance. As of March 10, 2000, the maximum borrowing amount was $2,124,943 and the outstanding balance was $2,053,149. Management believes that ConMat has sufficient assets, equipment and facility to attain and absorb forecasted growth in revenues at PolyChem. ConMat has no commitments for significant capital expenditures in the foreseeable future. Management believes that ConMat's cash and capital resources, together with cash flow from operations, will be sufficient to finance current and forecasted operations including its capital spending and research and development needs. ConMat is, however, actively seeking potential strategic acquisitions and, depending on the size and terms of any such acquisitions, additional financing, including equity infusions, may be required.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The company's Current Ratio and Working Capital for the years ended 1999 on December 31, 1999 and 1998 on January 2, 1999 were as follows:

                                               1999                  1998
                                             --------              --------
         Current Ratio                         1.24                  1.07
         Working Capital                    $1,166,529             $247,658


                   For the Fiscal Year Ended December 31, 1999

ConMat's cash position increased $72,162 during fiscal year 1999. Net cash used in operating activities during fiscal year 1999 was $836,071 as compared to net cash provided by operating activities in fiscal year 1998 of $487,539. The change is principally attributable to the increase in accounts receivable associated with the increase in sales during the second half of fiscal year 1999 as compared to the second half of fiscal year 1998. Net cash used in investing activities decreased from $191,771 in 1998 to $41,910 in fiscal year 1999 as a result of lower levels of capital spending on property and equipment at Polychem in fiscal year 1999. During fiscal year 1999, net cash provided by financing activities was $950,143 as compared to $330,178 net cash used in financing activities in fiscal year 1998. This change principally reflects additional borrowings used to finance operating activities in fiscal year 1999.

Year 2000

ConMat has not experienced any material business interruptions or supplier delays from Year 2000 computer issues to date and has not discovered any Year 2000 problems in internal computer systems material to our operations. However, the failure of ConMat's internal systems or those of any of our customers, vendors, suppliers or service providers could have a material adverse affect on our operations.

Subsequent Event

On February 29, 2000, pursuant to an Exchange Agreement between ConMat and Odyssey Capital Group, L.P., ConMat issued 382,500 shares of ConMat Series C Preferred Stock and a warrant to purchase 382,500 shares of ConMat common stock to Odyssey in exchange for 285,000 shares of ConMat Series A Preferred Stock and 75,000 shares of ConMat common stock which were owned by Odyssey. As additional consideration to ConMat, Odyssey agreed to provide, subject to ConMat's financial performance, additional financing of $1,500,000 to ConMat in the future by purchasing subordinated notes with attached warrants or convertible preferred stock. Odyssey also agreed to assist ConMat in obtaining additional financing to the extent ConMat's growth or acquisitions require such.

Item 7.  Financial Statements.

         ConMat's financial statements are attached to this report and begin on page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On January 26, 2000, ConMat's board of directors approved the dismissal of Grant Thornton LLP, the principal accountant previously engaged to audit ConMat's financial statements. Neither of the reports provided by Grant Thornton LLP for the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During ConMat's two most recent fiscal years and the subsequent period, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         On January 26, 2000, ConMat's board of directors approved the engagement of Cogen Sklar LLP as the principal accountant to audit ConMat's financial statements. During ConMat's two most recent fiscal years and the subsequent period prior to such appointment, ConMat has not consulted Cogen Sklar LLP regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.





                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by this Item is incorporated by reference from ConMat's definitive proxy materials to be filed with the Commission in connection with ConMat's 2000 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

         The information required by this Item is incorporated by reference from ConMat's definitive proxy materials to be filed with the Commission in connection with ConMat's 2000 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference from ConMat's definitive proxy materials to be filed with the Commission in connection with ConMat's 2000 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference from ConMat's definitive proxy materials to be filed with the Commission in connection with ConMat's 2000 Annual Meeting of Shareholders.

Item 13.  Exhibits List and Reports on Form 8-K.

(A)      Exhibits

The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibit requirements of Regulation S-B.

Exhibit
Number   Description
-------  -----------
 3.1     Articles of Incorporation of ConMat Technologies, Inc.***
 3.2     By-laws of ConMat Technologies, Inc.*
 4.1     Specimen common stock certificate.*
 4.2     Specimen series A preferred stock certificate.*
 4.3     Specimen series B preferred stock certificate.*
 4.4 Series A warrant from ConMat to Mentor Special Situation Fund, L.P. dated December 8, 1998.*
 4.5 Series B warrant from ConMat to Mentor Management Company dated December 8, 1998.*
 4.6     Option Agreement between ConMat and Paul A. DeJuliis dated December 8,
         1998.*
10.1 Employment Agreement between ConMat and Paul A. DeJuliis dated December 8, 1998.*
10.2 Loan and Security Agreement between Polychem and General Electric Capital Corporation dated September 30, 1998.*
10.3 $3,500,000 Revolving Credit Note payable by Polychem to General Electric Capital Corporation dated September 30, 1998.*
10.4 $1,500,000 Term Note payable by Polychem to General Electric Capital Corporation dated September 30, 1998.*
10.5 Stock Pledge Agreement between ConMat and General Electric Capital Corporation dated December 8, 1998.*
10.6 Guarantee dated December 8, 1998 between ConMat and General Electric Capital Corporation.*
10.7 Waiver and Amendment Agreement among General Electric Capital Corporation, ConMat, Polychem and Eastwind.*
10.8 $1,626,294 Term Note payable by Polychem to The Budd Company dated March 10, 1995.*
10.9 Mortgage and Security Agreement between Polychem and General Electric Capital Corporation.*
10.10 Share Exchange Agreement between ConMat and Eastwind dated December 8, 1996.**
10.11 Eastwind Stockholder Trust Agreement between Eastwind and Paul A. DeJuliis dated December 7, 1998.**
10.12 Waiver and Amendment Agreement between General Electric Capital Corporation and Polychem dated August 25, 1999.**
10.13 Amended and Restated Term Note dated August 25, 1999 payable by Polychem to General Electric Capital Corporation.**
10.14 Amended and Restated Revolving Credit Note dated August 25, 1999 payable by Polychem to General Electric Capital Corporation.**
10.15 Guarantor Reaffirmation Agreement dated August 25, 1999 between ConMat and General Electric Capital Corporation.**
10.16 Balloon Mortgage Note dated August 25, 1999 payable to Public School Employes' Retirement Board by Polychem.**
10.17 Open End Mortgage and Security Agreement between Polychem and Public School Employes' Retirement Board dated August 24, 1999.**
10.18 Loan Guaranty and Suretyship Agreement between Polychem and Public School Employes' Retirement Board dated August 24, 1999.**
10.19 Mortgagee's Waiver and Consent dated August 25, 1999 between Public School Employes' Retirement System, Polychem and General Electric Capital Corporation.**
11 Computation of Per Share Earnings (included in Financial Statements on Pages F-4 and F-9
21       Subsidiaries of ConMat.***

-------------------
* Incorporated by reference to Form 10-SB file no. 0-30114 filed April 27, 1999 and Amendment No. 1 filed June 16, 1999.

** Incorporated by reference to Amendment No. 1 to Form 10-SB file no. 0-30166 filed August 30, 1999.

*** Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-91753) filed on November 30, 1999.



         (B)      Reports on Form 8-K

         ConMat filed a Current Report on Form 8-K on February 4, 2000 relating to the matters described in Item 8 of this report.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on March 28, 2000.

                         CONMAT TECHNOLOGIES, INC.



                         By: /s/ Paul A. DeJuliis
                             --------------------
                             Paul A. DeJuliis, Chairman of the Board of
                             Directors and Chief Executive Officer


                         By: /s/ William J. Crighton
                             -----------------------
                             William J. Crighton, Vice President and Treasurer (Principal Accounting and Financial Officer)


         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on March 28, 2000.



/s/ Paul A. DeJuliis                     Chairman of the Board of Directors and
------------------------                 Chief Executive Officer
Paul A. DeJuliis



/s/ Edward F. Sager, Jr.                 Director
------------------------
Edward F. Sager, Jr.

                    ConMat Technologies, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                Years ended December 31, 1999 and January 2, 1999
                      With Reports of Independent Auditors


                                                                                                           Page
                                                                                                           ----

Reports of Independent Auditors.............................................................................F-1

Consolidated Financial Statements

         Consolidated Balance Sheets........................................................................F-3
         Consolidated Statements of Operations .............................................................F-4
         Consolidated Statements of Changes in Stockholders' Equity (Deficiency) ...........................F-5
         Consolidated Statements of Cash Flows..............................................................F-6
         Notes to Consolidated Financial Statements.........................................................F-7

               Report of Independent Certified Public Accountants


Board of Directors
ConMat Technologies, Inc.


We have audited the accompanying consolidated balance sheet of ConMat Technologies, Inc. and Subsidiary (a Florida corporation) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConMat Technologies, Inc. and Subsidiary as of December 31, 1999 and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                 COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
March 2, 2000

               Report of Independent Certified Public Accountants


Board of Directors
ConMat Technologies, Inc.


              We have audited the accompanying consolidated balance sheet of ConMat Technologies, Inc. and subsidiary (a Florida corporation) as of January 2, 1999, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConMat Technologies, Inc. and subsidiary as of January 2, 1999, and the consolidated results of their operations and their consolidated cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.



                                                       /s/ Grant Thornton LLP
                                                       -----------------------



Philadelphia, Pennsylvania
March 25, 1999

                    ConMat Technologies, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                                                 December 31,                  January 2,
                                                                                     1999                         1999
                                                                                 ------------                 -------------
Current assets
    Cash and cash equivalents                                                    $    101,592                 $      29,430
    Accounts receivable, net                                                        4,569,426                     2,622,261
    Inventories                                                                     1,275,042                     1,159,545
    Prepaid expenses                                                                   58,341                        50,345
                                                                                 ------------                  ------------
                  Total current assets                                              6,004,401                     3,861,581

Property, plant and equipment, net                                                  1,010,748                     1,188,823
Deferred income taxes                                                                  78,493                        78,493
Other assets                                                                          264,696                       386,128
                                                                                 ------------                  ------------
                                                                                 $  7,358,338                  $  5,515,025
                                                                                 ============                  ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
    Lines of credit                                                              $  2,127,628                  $  1,398,632
    Current portion of long-term debt                                                 444,641                       625,260
    Current portion of capitalized lease obligations                                   95,461                       103,744
    Accounts payable                                                                1,722,364                     1,183,913
    Accrued expenses                                                                  447,778                       302,374
                                                                                 ------------                  ------------
                  Total current liabilities                                         4,837,872                     3,613,923

Long-term debt                                                                      2,775,771                     2,075,775
Capitalized lease obligations                                                          86,625                       151,761
Other liabilities                                                                     176,900                       181,900
                                                                                 ------------                  ------------
                  Total liabilities                                                 7,877,168                     6,023,259
                                                                                 ------------                  ------------
Series B preferred stock, $.001 par value,
    166,667 shares issued and outstanding                                             500,000                       500,000

Stockholders' equity (deficiency)
  Series A preferred stock, $.001 par value, 10,000,000 shares authorized,
     1,073,333 and 1,386,666 shares issued and outstanding at December 31,
     1999 and January 2, 1999, respectively                                             1,073                         1,386
  Series C preferred stock, $.001 par value, 446,150
      shares authorized, none issued and outstanding                                       --                            --
  Common stock, $.001 par value, 40,000,000 shares
     authorized, 2,250,000 shares issued and outstanding                                2,250                         2,250
  Additional paid-in capital, net                                                    (666,986)                     (472,488)
  Accumulated (deficit)                                                              (305,167)                     (489,482)
  Less note receivable for shares sold                                                (50,000)                      (50,000)
                                                                                 ------------                  ------------
                  Total stockholders' equity (deficiency)                          (1,018,830)                   (1,008,334)
                                                                                 ------------                  ------------
                                                                                 $  7,358,338                  $  5,515,025
                                                                                 ============                  ============

   The accompanying notes are an integral part of these financial statements.

                    ConMat Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Fiscal years ended
                                                                                      --------------------------------
                                                                                      December 31,         January 2,
                                                                                          1999                1999
                                                                                      ------------         -----------
Net sales                                                                             $ 11,499,236         $ 9,069,668
Cost of goods sold                                                                       8,084,386           6,545,501
                                                                                      ------------         -----------

                  Gross profit                                                           3,414,850           2,524,167

Selling, general and administrative expenses                                             2,758,399           2,194,739
Eastwind corporate support fees                                                                 --             480,000
                                                                                      ------------         -----------

                  Operating income (loss)                                                  656,451            (150,572)

Interest expense                                                                           530,178             609,996

Rental income                                                                              206,042             185,877
                                                                                      ------------         -----------

                  Income (loss) before income tax expense                                  332,315           (574,691)

Income tax expense                                                                         108,000                 --
                                                                                      ------------         ----------

                  Net income (loss)                                                   $    224,315         $ (574,691)
                                                                                      ============         ==========

Net income (loss) per common share - basic                                            $       0.08         $    (0.28)
Net income (loss) per common share - diluted                                          $       0.07         $    (0.28)

Shares used in per share calculation - basic                                             2,250,000          2,017,170
Shares used in per share calculation - diluted                                           3,211,912          2,017,170


   The accompanying notes are an integral part of these financial statements.

                    ConMat Technologies, Inc. and Subsidiary

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

            Fiscal years ended December 31, 1999 and January 2, 1999


                                                                                                              Series A
                                                                       Common stock                        Preferred stock
                                                               -----------------------------        -----------------------------
                                                                 Shares             Amount             Shares            Amount
                                                               ----------        -----------        -----------       -----------

Balance, January 3, 1998                                            1,000          $     10                  --         $      --
Reclassification of $.01 common stock                              (1,000)              (10)                 --                --
Issuance of $.001 common stock and series A
    preferred stock in connection with
    reclassification of equity                                  2,000,000             2,000           1,333,333             1,333
Assumption of stockholders' liabilities                                --                --                  --                --
Issuance of series A preferred stock                                   --                --              53,333                53
Issuance of common stock                                          250,000               250                  --                --
Receivable from stockholder                                            --                --                  --                --
Capital repayment                                                      --                --                  --                --
Net loss                                                               --                --                  --                --
                                                               ----------        ----------          ----------        ----------
Balance, January 2, 1999                                        2,250,000             2,250           1,386,666             1,386
Cash dividend on series A preferred stock                              --                --                  --                --
Return of pledged series A preferred stock                             --                --            (313,333)             (313)
Net income                                                             --                --                  --                --
                                                               ----------        ----------          ----------        ----------
Balance, December 31, 1999                                      2,250,000        $    2,250           1,073,333        $    1,073
                                                               ==========        ==========          ==========        ==========


                                                                                                        Note             Total
                                                               Additional        Accumulated         receivable      stockholders'
                                                                 paid-in           earnings          for shares         equity
                                                              capital, net        (deficit)              sold         (deficiency)
                                                              ------------       -----------         ----------      ------------
Balance, January 3, 1998                                      $   504,490        $    85,209         $       --      $    589,709
Reclassification of $.01 common stock                                  --                 --                 --               (10)
Issuance of $.001 common stock and series A
    preferred stock in connection with
    reclassification of equity                                   (176,675)                --                 --          (173,342)
Assumption of stockholders' liabilities                          (760,000)                --                 --          (760,000)
Issuance of series A preferred stock                              159,947                 --                 --           160,000
Issuance of common stock                                           49,750                 --                 --            50,000
Receivable from stockholder                                            --                 --            (50,000)          (50,000)
Capital repayment                                                (250,000)                --                 --          (250,000)
Net loss                                                               --           (574,691)                --          (574,691)
                                                              -----------        -----------         ----------       -----------
Balance, January 2, 1999                                         (472,488)          (489,482)           (50,000)       (1,008,334)
Cash dividend on series A preferred stock                              --            (40,000)                --           (40,000)
Return of pledged series A preferred stock                            313                 --                 --                --
Recapitalization costs                                           (194,811)                --                 --          (194,811)
Net income                                                             --            224,315                 --           224,315
                                                              -----------        -----------         ----------       -----------
Balance, December 31, 1999                                    $  (666,986)       $  (305,167)        $  (50,000)      $(1,018,830)
                                                              ===========        ===========         ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                    ConMat Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Fiscal years ended
                                                                                      --------------------------------
                                                                                      December 31,         January 2,
                                                                                          1999                1999
                                                                                      ------------         -----------
Cash flows from operating activities
    Net income (loss)                                                                 $    224,315         $  (574,691)
    Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities
       Depreciation and amortization                                                       308,210             312,980
       Changes in assets and liabilities
          (Increase) decrease in assets
              Accounts receivable                                                       (1,794,144)            902,361
              Inventories                                                                 (115,497)            (15,343)
              Prepaid expenses                                                              (7,996)             80,243
              Other assets                                                                (119,814)           (166,660)
          Increase (decrease) in liabilities
              Accounts payable and accrued expenses                                        673,855             (24,081)
              Other liabilities                                                             (5,000)            (27,270)
                                                                                      ------------         -----------
                  Net cash provided by (used in) operating activities                     (836,071)            487,539
                                                                                      ------------         -----------

Cash flows from investing activities
    Purchase of property and equipment                                                     (34,153)           (177,005)
    Patent costs                                                                            (7,757)            (25,666)
    Other                                                                                       --              10,900
                                                                                      ------------         -----------
                  Net cash (used in) investing activities                                  (41,910)           (191,771)
                                                                                      ------------         -----------

Cash flows from financing activities
    Net borrowings (repayments) under lines of credit                                      728,996             (93,879)
    Borrowings on term notes                                                                    --           1,800,000
    Repayments of term notes                                                            (1,353,259)         (1,677,222)
    Proceeds from mortgage obligation                                                    1,880,000                  --
    Proceeds from capitalized lease obligations                                             45,000             148,420
    Repayments of capitalized lease obligations                                           (118,419)            (84,155)
    Recapitalization costs                                                                (194,811)           (173,342)
    Dividends on preferred stock                                                           (30,000)                 --
    Capital distribution                                                                        --            (250,000)
    Other                                                                                   (7,364)                 --
                                                                                      ------------         -----------
                  Net cash provided by (used in) financing activities                      950,143            (330,178)
                                                                                      ------------         -----------
                  Net increase (decrease) in cash equivalents                               72,162             (34,410)

Cash and cash equivalents at beginning of year                                              29,430              63,840
                                                                                      ------------         -----------
Cash and cash equivalents at end of year                                              $    101,592         $    29,430
                                                                                      ============         ===========
Supplemental cash flow information
    Cash paid for interest                                                            $    527,155         $   609,996
                                                                                      ============         ===========
Noncash transactions
     Assumption of stockholders' liabilities                                          $         --         $   760,000
                                                                                      ============         ===========


   The accompanying notes are an integral part of these financial statements.

                    ConMat Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 1- NATURE OF BUSINESS

         ConMat Technologies, Inc. (ConMat or the Company), organized under the laws of the State of Florida, is engaged in the development and manufacture of proprietary custom engineered plastics and composite products for industrial end users with a special emphasis on the wastewater treatment marketplace. ConMat conducts its operations through its wholly owned subsidiary, the Polychem Corporation (Polychem), located in Phoenixville, Pennsylvania. Polychem manufactures and sells clarifier components for wastewater treatment applications and other plastic-molded products, including buckets, sprockets and bearings. The wastewater treatment market is global in nature, and Polychem presently sells products internationally in Western Europe, the Middle East, Asia and South America, as well as in the United States.

NOTE 2 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of ConMat and its wholly owned subsidiary, Polychem. Certain reclassifications to prior year amounts, none of which effect the net loss, have been made to conform to the current year presentation.

         On December 8, 1998, ConMat, a non-operating public company with 1,000,000 common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Polychem from The Eastwind Group, Inc. (Eastwind) (the Acquisition). The Acquisition resulted in the owners and management of Polychem having effective operating control of the combined entity.

         Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Polychem for the net monetary assets of ConMat, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (ConMat), are those of the "legal acquiree" (Polychem) (i.e. the accounting acquirer).

         Accordingly, the consolidated financial statements of ConMat as of December 31, 1999 and January 2, 1999, and for the fiscal years then ended, are the historical financial statements of Polychem for the same periods adjusted for the following transactions contained in the Share Exchange Agreement executed at consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, were as follows:

         o ConMat acquired all of the outstanding shares of common stock of Polychem from Eastwind in exchange for (i) 1,000,000 shares of newly issued common stock of ConMat and (ii) 1,333,333 shares of newly issued series A convertible preferred stock of ConMat (series A preferred stock). The common stock and series A preferred stock exchanged, in addition to the existing ConMat shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share (EPS) calculations include the Company's change in capital structure for all periods presented.

         o ConMat assumed and, in certain instances, discharged the following liabilities of Eastwind: (i) $160,000 owed to Eastwind's former Chairman and Chief Executive Officer, who is the current Chairman and Chief Executive Officer of ConMat, discharged by the issuance of 53,333 shares of series A preferred stock; (ii) $100,000 owed to Clifton Capital, Ltd., discharged by the payment to Clifton Capital, Ltd. of $100,000; and (iii) $500,000 owed to Mentor Special Situation Fund, L.P., discharged by the issuance to Mentor Special Situation Fund, L.P. of 166,667 shares of newly issued cumulative, 8%, series B preferred stock of ConMat plus warrants to purchase 166,667 shares of ConMat common stock, at $3.00 per share. The general partner of Mentor Special Situation Fund, L.P. is a member of ConMat's Board of Directors. ConMat issued an option to purchase 30,000 shares of common stock to this director for $1.00 per share.

         o At closing, Eastwind issued to Polychem a promissory note in the amount of $940,000 to evidence certain outstanding amounts owed by Eastwind to Polychem for prior advances, secured by the pledge of 313,333 shares of series A preferred stock. This amount, in addition to other amounts owed to Polychem by Eastwind, was accounted for as distributions in the form of dividends on common stock to Eastwind in the periods the distributions were made. Eastwind defaulted under the terms of the note as a result of a default by Eastwind on a guarantee of an unrelated debt obligation and as a result of a material adverse change in Eastwind's financial condition. Following such default, ConMat sought to foreclose on the pledged shares. Pursuant to a Settlement Agreement dated June 29, 1999, Eastwind transferred the pledged shares to Polychem in exchange for cancellation of the note. For financial accounting purposes, the return of the pledged shares was treated as a reduction in the number of shares of Series A convertible preferred stock issued to Eastwind in connection with the acquisition of Polychem and in the number of Series A preferred stock outstanding.

The Company incurred costs of $194,811 and $173,342 for fiscal years ended December 31, 1999 and January 2, 1999, respectively, related to the Acquisition. These costs were recorded as reductions to additional paid-in capital in connection with the reclassification of equity resulting from the recapitalization.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

Prior to 1999 the Company's fiscal year ended on the closest Saturday to December 31. In 1999 the Company changed to a calendar year. Accordingly, the Company's 1998 fiscal year began January 4, 1998 and ended on January 2, 1999 and the 1999 fiscal year began January 3, 1999 and ended December 31, 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standard (SFAS No. 130, "Reporting Comprehensive Income") beginning January 4, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the company had no items of other comprehensive income (loss), no separate statement of comprehensive income (loss) has been presented.

Cash and Cash Equivalents

The Company's cash management system provides for the short-term investment of cash and the transfer or deposit of sufficient funds to cover checks as they are submitted for payment. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturities of such instruments.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods. Work-in-process and finished goods include raw materials, direct labor, and a portion of manufacturing overhead. The Company's inventory is stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs were approximately $160,000 for the year ended December 31, 1999 and $140,000 for the year ended January 2, 1999.

Income Taxes

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         The following are the basic and diluted earnings (loss) per share (EPS) computations for the periods presented:

                                                       December 31,                January 2,
                                                           1999                       1999
                                                       -----------                 -----------
Earnings per share - Basic:
Net income (loss)                                      $   224,315                 $  (574,691)

Dividends on preferred shares                              (40,000)                         --
                                                       -----------                 -----------
Income (loss) on common shares                         $   184,315                 $  (574,691)
                                                       ===========                 ===========

Weighted average shares outstanding                      2,250,000                   2,017,170
                                                       ===========                 ===========
Basic EPS                                              $      0.08                 $     (0.28)
                                                       ===========                 ===========

Earnings per share - Diluted:
Income (loss) on common shares                         $   184,315                 $  (574,691)
Dividends on preferred shares                               40,000                          --
                                                       -----------                 -----------
Income (loss) on common shares after
   assumed conversions                                 $   224,315                 $  (574,691)
                                                       ===========                 ===========

Weighted average shares outstanding                      2,250,000                   2,017,170
Dilutive effect of preferred stock                         883,332                          --
Dilutive effect of stock options and warrants               78,580                          --
                                                       -----------                 -----------
Diluted average shares outstanding                       3,211,912                   2,017,170
                                                       ===========                 ===========

Diluted EPS                                            $      0.07                 $     (0.28)
                                                       ===========                 ===========

Series A preferred stock, convertible into 1,073,333 and 1,386,666 shares of common stock was outstanding during the fiscal years ended December 31, 1999 and January 2, 1999, respectively. Common stock warrants providing for the purchase of 196,667 common shares were outstanding at December 31, 1999 and January 2, 1999. The Company had stock options for the purchase of 425,000 and 250,000 common shares outstanding at December 31, 1999 and January 2, 1999, respectively. The Series A preferred stock, the warrants and the stock options were excluded from the computation of diluted earnings per share for the year ended January 2, 1999, since these securities were antidilutive as a result of the company's operating loss in that period.


NOTE 4 - ACCOUNTS RECEIVABLE

                                                             December 31,                January 2,
                                                                 1999                       1999
                                                             -----------                 -----------
         Trade receivables                                   $ 4,122,248                 $ 2,241,801
         Retainage receivables                                   507,178                     608,481
         Allowance for doubtful accounts                         (60,000)                    (75,000)
                                                             -----------                 -----------
                                                               4,569,426                   2,775,282
         Less retainage receivables due in over one year              --                    (153,021)
                                                             -----------                 -----------
                                                             $ 4,569,426                 $ 2,622,261
                                                             ===========                 ===========

The Company sells clarifier components to general contractors for use in building and maintaining wastewater treatment facilities operated by government municipalities. Sales of these components under contracts generally require retainage provisions, which become due upon completion of the entire contract. Retainage receivables with terms due in over one year are included in other assets in the accompanying balance sheets.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 5 - INVENTORIES

                                                             December 31,                January 2,
                                                                 1999                       1999
                                                             -----------                 -----------
         Raw materials                                       $   445,041                 $   327,412
         Work-in-process                                         497,332                     362,255
         Finished goods                                          332,669                     469,878
                                                             -----------                 -----------
                                                             $ 1,275,042                 $ 1,159,545
                                                             ===========                 ===========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                            Estimated            December 31,          January 2,
                                          useful lives              1999                  1999
                                        -----------------        ------------        ------------
Land                                            -                $     56,000        $     56,000
Buildings and improvements                10 - 15 years               968,826             976,155
Machinery and equipment                    3 - 7 years                902,094             860,612
                                                                 ------------        ------------
                                                                    1,926,920           1,892,767
   Less accumulated depreciation                                     (916,172)           (703,944)
                                                                 ------------        ------------
                                                                 $  1,010,748        $  1,188,823
                                                                 ============        ============


Depreciation expense was $212,228 and $220,345 for the fiscal years ended December 31, 1999, and January 2, 1999, respectively.

Machinery and equipment as of December 31, 1999, and January 2, 1999, includes $493,236 and $448,236, respectively, of equipment under capital leases, with accumulated depreciation of $266,701 and $192,731, respectively.

NOTE 7 - OTHER ASSETS

                                                             December 31,                January 2,
                                                                 1999                       1999
                                                             -----------                 -----------
         Retainage receivables due in over one year          $        --                 $  153,021
         Deferred financing, net                                 173,854                    152,773
         Patents, net                                             90,842                     80,334
                                                             -----------                 ----------
                                                             $   264,696                 $  386,128
                                                             ===========                 ==========

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 8 - LINE OF CREDIT AND LONG-TERM DEBT

On September 30, 1998, Polychem entered into a three year loan and security agreement (the Agreement) with a commercial lender which provided to Polychem a revolving credit line up to $3,500,000 based upon eligible accounts receivable and inventory, as defined. On August 25, 1999, the revolving credit line was increased to $5,000,000. The revolving credit line bears interest at the index rate, based on the rate for 30-day dealer paper, plus 4.75% (10.35% at December 31,1999). The Agreement also provided for a term loan for $1,500,000, secured by equipment, with interest at the index rate plus 6.5% (12.1% at December 31, 1999). On August 25, 1999, Polychem received proceeds of $1,880,000 pursuant to a 10-year mortgage loan containing a 25 year amortization schedule and a balloon payment due September 1, 2009, secured by Polychem's land and building in Phoenixville, Pennsylvania. The mortgage loan bears interest at 8.5% for the first five years and is adjusted to 3.5% above the 5-year U.S. Treasury Note Yield Rate at the end of the first five years. Polychem used $813,000 of the mortgage proceeds to reduce the term loan and $996,000 to reduce the revolving credit line. At December 31, 1999 and January 2, 1999, the Company was not in compliance with certain financial covenants contained in the Agreement with respect to $2,499,628 of obligations. These instances of noncompliance were waived by the commercial lender.

At December 31, 1999, there was approximately $130,000 available for advances under the revolving line of credit.

                                                                                     December 31,                January 2,
                                                                                         1999                       1999
                                                                                     -----------                 -----------
Polychem term note payable to the Budd Company, interest at 8%, principal payable in quarterly installments of $81,315 plus interest,
commencing March 1998 through March 2003                                             $   975,776                 $ 1,301,035

Polychem note payable, interest at index rate plus 6.5% (12.1% at December
31,1999), principle payable in monthly installments of $8,000 ($25,000 prior to
August 1999) plus interest, with a final payment in September 2001 of $212,000           372,000                   1,400,000

Polychem 10-year mortgage note payable, interest at 8.5% for the first five years, thereafter, 3.5% above the 5-year Treasury Note yield at August 25, 2004, monthly payments based upon a 25 year amortization schedule with
a balloon payment due September, 2009 of outstanding principal and interest            1,872,636                          --
                                                                                     -----------                 -----------
                                                                                       3,220,412                   2,701,035
Less current portion                                                                    (444,641)                   (625,260)
                                                                                     -----------                 -----------

                                                                                     $ 2,775,771                 $ 2,075,775
                                                                                     ===========                 ===========

         Maturities on these obligations at December 31, 1999 are as follows:

                  2000                   $  444,641
                  2001                      626,709
                  2002                      352,954
                  2003                       30,147
                  2004                       32,800
                  Thereafter              1,733,161
                                         ----------
                                         $3,220,412
                                         ==========

The carrying amounts of the Company's long-term debt approximate their fair value as of December 31, 1999, and January 2, 1999. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

Interest expense of $266,725 and $414,123 related to long-term debt was charged to operations for the years ended December 31, 1999, and January 2, 1999, respectively.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 9 - CAPITALIZED LEASE OBLIGATIONS

The Company leases certain equipment under capital leases. The weighted average interest rate related to these capital leases was 10% in both fiscal 1999 and 1998. Interest expense of $21,944 and $23,184 on the capitalized lease obligations was charged to operations for the years ended December 31, 1999, and January 2, 1999, respectively. Future minimum lease payments as of December 31, 1999, are as follows:

              2000                                            $ 107,980
              2001                                               57,564
              2002                                               25,439
              2003                                               10,600
              2004                                                   --
              Thereafter                                             --
                                                              ---------
         Total minimum lease payments                           201,583
         Less amounts representing interest                     (19,497)
                                                              ---------
         Present value of future minimum lease payments         182,086
         Less current portion                                   (95,461)
                                                              ---------
                                                              $  86,625
                                                              =========

NOTE 10 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

 Management and nonunion employees of Polychem participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation, and Polychem matches 50% of the first 4% of compensation contributed by the employee. Contributions to the plan for the years ended December 31, 1999, and January 2, 1999, were $33,291 and $29,093, respectively. Participants vest in Polychem's contributions pro rata over two to five years. At the direction of the Board of Directors, Polychem may elect to contribute a maximum of 9% of each employee's compensation, in addition to the regular match, if sufficient profits are generated. There were no discretionary contributions made in fiscal years 1999 or 1998.

Defined Benefit Pension Plan

Polychem maintains a non-contributory defined benefit pension plan for hourly union employees. The pension benefits are based on years of service and the benefit rate in effect at the date of retirement.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 10 - EMPLOYEE BENEFIT PLANS - Continued

         The plan status was as follows:

                                                                                     December 31,                January 2,
                                                                                         1999                       1999
                                                                                     -----------                 -----------
         Change in benefit obligation
              Benefit obligation at beginning of year                                $ 2,328,779                 $ 2,213,711
              Service cost                                                                31,057                      31,139
              Interest cost                                                              147,497                     148,996
              Actual gain                                                                137,773                     120,755
              Benefits paid                                                             (231,599)                   (185,822)
                                                                                     -----------                 -----------
              Benefits obligation at end of year                                       2,413,507                   2,328,779

         Change in plan assets
              Fair value of plan assets at beginning of year                           2,288,813                   2,157,972
              Actual return on plan assets                                               260,069                     316,663
              Employer contribution                                                           --                          --
              Benefits paid                                                             (231,599)                   (185,822)
                                                                                     -----------                 -----------
              Fair value of plan assets at end of year                                 2,317,283                   2,288,813

              Funded status                                                              (96,224)                    (39,966)
              Unrecognized net actuarial gain                                           (268,444)                   (233,319)
              Unrecognized prior service cost                                            164,221                      55,872
                                                                                     -----------                 -----------
              Prepaid (accrued) benefit cost                                         $  (200,447)                $  (217,413)
                                                                                     ===========                 ===========

         Weighted average assumptions as of December 31
              Discount rate                                                                 6.75%                       6.75%
              Expected return on plan assets                                                9.00%                       9.00%

         Components of net periodic benefit (cost) income
              Service cost                                                           $   (31,057)                $   (31,139)
              Interest cost                                                             (147,497)                   (148,996)
              Actual return on plan assets                                               260,069                     316,663
              Amortization of prior service cost                                         (16,094)                     (5,521)
              Recognized net actuarial loss                                              (48,455)                   (132,439)
                                                                                     -----------                 -----------
              Net periodic benefit income (cost)                                     $    16,966                 $    (1,432)
                                                                                     ===========                 ===========

Postretirement Life Insurance Benefits

Polychem provides postretirement life insurance benefits to all union employees. The life insurance plan provides coverage ranging from $3,000 to $6,000 for qualifying retired employees. A discount rate of 7% was used in determining the present value of the obligations as of December 31, 1999, and January 2, 1999. The unfunded accumulated postretirement benefit obligation as of December 31, 1999, and January 2, 1999, was $15,000 and $20,000,
respectively. The net periodic postretirement benefit cost for the years ended December 31, 1999, and January 2, 1999, was not material.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 11 - INCOME TAXES

The components of income tax expense are as follows:

                                            December 31,        January 2,
                                                1999               1999
                                            ------------       ----------
         Current
              Federal                         $108,000         $       --
              State                                 --                 --
                                              --------         ----------
                                               108,000                 --
                                              --------         ----------
         Deferred
              Federal                         $     --         $       --
              State                                 --                 --
                                              --------         ----------
                                                    --                 --
                                              --------         ----------
                                              $108,000         $       --
                                              ========         ==========

         The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                                                     December 31,                January 2,
                                                                                         1999                       1999
                                                                                     -----------                 -----------
         Statutory tax provision (benefit)                                           $   112,987                 $  (195,395)
         State income tax provision, net of federal tax benefit                               --                          --
         Reduction of net operating loss carryforwards, net                              151,671                          --
         Increase (decrease) in valuation allowance                                     (163,210)                    189,492
         Nondeductible expense                                                             6,947                       4,027
         Other                                                                              (395)                      1,876
                                                                                     -----------                 -----------
                                                                                     $   108,000                 $        --
                                                                                     ===========                 ===========

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                                                     December 31,                January 2,
                                                                                         1999                       1999
                                                                                     -----------                 -----------
         Deferred tax assets
                  Accounts receivable                                                $    20,400                 $    25,500
                  Inventory                                                               43,627                      62,906
                  Property, plant and equipment                                           23,496                      (2,001)
                  Employee benefit plans                                                  60,416                      62,118
                  Net operating loss carryforwards                                         3,780                     166,406
                  Valuation allowance on deferred tax asset                              (73,226)                   (236,436)
                                                                                     -----------                 -----------
                                                                                     $    78,493                 $    78,493
                                                                                     ===========                 ===========

At December 31, 1999, the Company had approximately $64,000 of state net operating loss carryforwards expiring in 2001. A valuation allowance has been recorded to reduce the net deferred tax asset to an amount that management believes is realizable in future tax years from income from operations.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under noncancellable operating leases that expire through May 2001. Rent expense of $27,956 and $31,148 has been charged to operations for the years ended December 31, 1999, and January 2, 1999, respectively. Minimum future rental payments under leases as of December 31, 1999, are as follows:

              2000                                $16,695
              2001                                    490
                                                  -------
                                                  $17,185
                                                  =======
Litigation

ConMat is currently a defendant in a Pennsylvania state court action filed on January 28, 1999. The plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement, and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him and violated Pennsylvania's Uniform Fraudulent Act. Among the other named defendants is the Chairman and Chief Executive Officer of ConMat who was the former Chief Executive Officer of Eastwind.

Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. However, by Order dated February 19, 1999, the Court denied plaintiffs' request for injunctive relief. ConMat subsequently filed preliminary objections to the complaint seeking to have itself dismissed as a party to the action. The parties have completed filing briefs relating to ConMat's preliminary objections and a decision by the Court is expected within the twelve months.

From time to time, ConMat and its subsidiary are parties to routine litigation, which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

NOTE 13 - EMPLOYMENT AGREEMENTS

In conjunction with the Acquisition, ConMat entered into an Employment Agreement with ConMat's Chief Executive Officer and Chairman of the Board of Directors. Under the agreement, he will be paid an annual base salary ranging from $170,000 to $250,000, depending on ConMat's annual net income. As additional incentive compensation, upon executing the Employment Agreement, he received (i) 250,000 shares of common stock for an aggregate purchase price of $50,000, paid by delivery of a two-year promissory note at 5% interest; and (ii) 250,000 options to purchase shares of common stock at an exercise price of $3.00 per share (the Stock Option Award). 50,000 of the options were exercisable as of November 30, 1999. 100,000 of the options after November 30, 1999 if ConMat realizes $750,000 in pre-tax income during a fiscal year. The remaining 100,000 options are exercisable after November 30, 1999 if ConMat realizes $1,000,000 in pre-tax income during a fiscal year. All of the options expire ten years from the grant date and are immediately exercisable upon a merger, sale of assets, or other transaction resulting in a change of control in which the holders of shares of common stock receive not less than $5.00 per share. Additionally, during fiscal 1999 ConMat granted 175,000 employee stock options at a price of $3.00 per share, with 87,500 options vesting if ConMat realizes $750,000 in pre-tax income during a fiscal year. The balance of 87,500 options vest if ConMat realizes $1,000,000 in pre-tax income during a fiscal year. The 175,000 options expire in 2009. No employee stock options were exercised or forfeited in fiscal 1999.

The Company accounts for stock options using Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Had compensation cost for the options been determined based on the fair value of the options on the grant date consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's earnings (loss) per share for the fiscal years ended December 31, 1999 and January 2, 1999, would not be materially different from the amounts reported.

                    ConMat Technologies, Inc. and Subsidiary

        For the fiscal years ended December 31, 1999 and January 2, 1999


NOTE 14 - INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment (see Note 1).

For the year ended December 31, 1999, Polychem's sales to foreign customers were $3,018,761 or 26% of consolidated net sales, and consist principally of sales to customers in Asia (12%) and Europe (11%). Receivables from foreign customers were $928,603 as of December 31, 1999.

For the year ended January 2, 1999, Polychem's sales to foreign customers were approximately $2,826,505, or 31% of consolidated net sales, and consist of sales to customers in Asia (15%), Europe (11%), and North America (5.0%). Receivables from these customers were approximately $339,096 as of January 2, 1999.

NOTE 15 - SUBSEQUENT EVENT

On February 29, 2000, pursuant to an Exchange Agreement between ConMat Technologies Inc. ("ConMat") and Odyssey Capital Group, L.P., ConMat issued 382,500 shares of ConMat Series C Preferred Stock and a warrant to purchase 382,500 shares of ConMat common stock to Odyssey in exchange for 285,000 shares of ConMat Series A Preferred Stock and 75,000 shares of ConMat common stock which were owned by Odyssey. As additional consideration to ConMat, Odyssey agreed to provide, subject to ConMat's financial performance, additional financing of $1,500,000 to ConMat in the future by purchasing subordinated notes with attached warrants or convertible preferred stock. Odyssey also agreed to assist ConMat in obtaining additional financing to the extent ConMat's growth or acquisitions require such.