Form 10QSB
period 2000-03-31
CONMAT TECHNOLOGIES INC
filed 2000-05-15
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Quarter Ended March 31, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _____ to _____

               Commission file number:    0-30166
                                      -----------------

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

            Franklin Avenue and Grant Street, Phoenixville, PA 19460
            --------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 935-0225
                                 --------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        Transitional Small Business Format: YES [ ]   NO [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value, outstanding on May 9, 2000: 2,541,666 shares

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                              Page

        Item 1. Financial Statements

                       Consolidated Balance Sheets                           3

                       Consolidated  Statements of Operations                4

                       Consolidated Statements of Cash Flows                 5

                       Notes to Consolidated Financial Statements            7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          9


PART II.OTHER INFORMATION

        Item 1. Legal Proceedings                                           12

        Item 2. Changes in Securities and Use of Proceeds                   12

        Item 3. Defaults Upon Senior Securities                             12

        Item 4. Submission of Matters to a Vote of Security Holders         12

        Item 5. Other Information                                           12

        Item 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES
                                        2

Item 1. Financial Statements.

                    CONMAT TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS                                           (Unaudited)
                                                                                         March 31,           December 31,
                                                                                           2000                  1999
                                                                                     -----------------    ------------------
Current assets:
   Cash and cash equivalents........................................................ $          81,771    $          101,592
   Accounts receivable - net........................................................         4,717,313             4,569,426
   Inventories......................................................................         1,375,562             1,275,042
   Prepaid expenses ................................................................            68,185                58,341
                                                                                     -----------------    ------------------
         Total current assets.......................................................         6,242,831             6,004,401

   Property, plant and equipment - net..............................................           969,678             1,010,748

   Deferred income taxes............................................................            78,493                78,493
   Other assets.....................................................................           284,503               264,696
                                                                                     -----------------    ------------------
         Total  assets.............................................................. $       7,575,505    $        7,358,338
                                                                                     =================    ==================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Line of credit................................................................... $       2,098,285    $        2,127,628
   Current portion of long-term debt................................................           444,641               444,641
   Current portion of capital lease obligations.....................................            95,126                95,461
   Accounts payable.................................................................         2,107,864             1,722,364
   Accrued expenses.................................................................           430,704               447,778
                                                                                     -----------------    ------------------
         Total current liabilities..................................................         5,176,620             4,837,872
                                                                                     -----------------    ------------------

   Long-term debt...................................................................         2,664,795             2,775,771
   Obligations under capital leases.................................................            63,930                86,625
   Other liabilities................................................................           180,700               176,900
                                                                                     -----------------    ------------------
         Total liabilities..........................................................         8,086,045             7,877,168
                                                                                     -----------------    ------------------

   Series B preferred stock - $.001 par value, 166,667 shares issued and outstanding           500,000               500,000

Stockholders' equity (deficiency)
   Series A preferred stock - $.001 par value, 10,000,000 shares authorized, 788,000
     and 1,073,000 shares issued and outstandng.....................................               788                 1,073
   Series C preferred stock - $.001 par value, 382,500 shares authorized issued and
     outstanding....................................................................               383                     0
   Common stock, $.001 par value, 40,000,000 shares authorized, 2,175,000 and
     2,250,000 shares issued and oustanding.........................................             2,175                 2,250
   Additional paid-in capital.......................................................          (682,032)             (666,986)
    Accumulated earnings (deficit)..................................................          (281,854)             (305,167)
    Less note receivable for shares sold............................................           (50,000)              (50,000)
                                                                                     -----------------    ------------------
         Total stockholders' equity (deficiency)....................................        (1,010,510)           (1,018,830)
                                                                                     -----------------    ------------------


                                                                                     -----------------    ------------------
         Total liabilities and stockholders' equity................................. $       7,575,505    $        7,358,338
                                                                                     =================    ==================

          See accompanying notes to consolidated financial statements.

                    CONMAT TECHNOLOGIES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Three months ended March 31,
                                                                                  ------------------------------
                                                                                     2000             1999
                                                                                     ----             ----
Net sales to customers.................................................           $  3,139,862     $  3,076,866
Cost of goods sold.....................................................              2,318,378        2,343,938
                                                                                  ------------     ------------
                  Gross profit.........................................                821,484          732,928

Selling, general and administrative expenses...........................                587,347          527,478
Corporate expense......................................................                101,069           62,754
                                                                                  ------------     ------------
                  Operating income (loss)..............................                133,068          142,696
Interest expense.......................................................               (131,634)        (102,129)
Rental Income..........................................................                 63,579           48,367
                                                                                  ------------     ------------
                  Income before tax expense............................                 65,013           88,934
Income tax expense.....................................................                (31,700)         (32,200)
                                                                                  ------------     ------------
                  Net income...........................................                 33,313           56,734
Dividend requirements on Series B preferred stock......................                 10,000           10,000
Basic earnings per share...............................................           $       0.01     $       0.02
Weighted average number of common shares outstanding...................              2,225,000        2,250,000
Diluted earnings per share.............................................           $       0.01     $       0.01
Weighted average number of common and common equivalent
  shares outstanding...................................................              3,437,926        3,451,199


          See accompanying notes to consolidated financial statements.

                    CONMAT TECHNOLOGIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three months ended March 31,
                                                                                      ----------------------------------
                                                                                      March 31, 2000      March 31, 1999
                                                                                      --------------      --------------
Cash flows from operating activities:
      Net earnings.................................................................... $   33,313         $     56,734
      Adjustments to reconcile to net income to net cash provided (used in) by operating activities:
        Depreciaiton and amortization.................................................     49,751               79,259
      Changes in assets and liabilities:
        (Increase) decrease in assets
            Accounts receivable.......................................................   (147,887)          (1,098,670)
            Inventories...............................................................   (100,520)              50,439
            Prepaid expenses..........................................................     (9,844)              (2,775)
            Other assets..............................................................    (19,807)             (99,381)
        Increase (decrease) in liabilities
            Accounts payable..........................................................    385,501              465,774
            Accrued expenses..........................................................    (19,107)            (156,512)
                    Net cash provided by (used in) operating activities...............    171,400             (705,132)

Cash flows from investing activities:
      Purchase of property and equipment..............................................    (12,848)             (33,269)
                  Net cash used in investing activities...............................    (12,848)             (33,269)

Cash flows from financing activities:
      Net borrowings (repayments) under lines of credit...............................    (29,343)             968,384
      Repayments of term notes........................................................   (110,976)            (182,979)
      Repayments of capital lease obligations.........................................    (23,031              (27,558)
      Proceeds from capital lease obligations.........................................          0               45,000
      Offering costs associated with Series C Preferred Stock.........................    (15,023)                   0
                  Net cash provided by financing activities...........................   (178,373)             802,847

                  NET INCREASE (DECREASE) IN CASH & CASH
                  EQUIVALENTS.........................................................    (19,821)              64,446

Cash and cash equivalents at beginning of year........................................    101,592               29,430
                                                                                      -----------         ------------

Cash and cash equivalents at end of period............................................$    81,771         $     93,876
                                                                                      ===========         ============

Supplemental cash flow information:
      Cash paid for interest.......................................................... $  131,634         $    102,129
                                                                                      ===========         ============

                                        5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

Issuance of Series C Preferred Stock in exchange redemption of Series A Preferred Stock and Common Stock:
    Issued:
        Series C preferred stock...........................       383      0
       Aditional paid - in capital......................... 1,199,097      0
   Redeemed:
       Series A preferred stock............................      (285)     0
       Common stock........................................       (75)     0
       Additional paid - in capital........................(1,199,120)     0


          See accompanying notes to consolidated financial statements.

ConMat Technologies, Inc and Subsidiary

NOTES TO FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

The financial statements of ConMat Technologies, Inc. as of March 31, 2000, and for the three months ended March 31, 2000 and March 31, 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements.

NOTE B - CHANGES IN SECURITIES

On February 29, 2000, pursuant to an Exchange Agreement between ConMat and Odyssey Capital Group, L. P., ConMat issued 382,500 shares of ConMat Series C Preferred Stock and a warrant to purchase 382,500 shares of ConMat common stock to Odyssey in exchange for 285,000 shares of ConMat Series A Preferred Stock and 75,000 shares of ConMat common stock which were owned by Odyssey. As additional consideration to ConMat, Odyssey agreed to provide, subject to ConMat's financial performance, additional financing of $1,500,000 to ConMat in the future by purchasing subordinated notes with attached warrants or convertible preferred stock. Odyssey also agreed to assist ConMat in obtaining additional financing to the extent ConMat's growth or acquisitions require such.

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

The following are basic and diluted earnings per share calculations for the periods presented.

                                     Quarter Ended March 31, 2000
                                     ----------------------------

                                       Income         Shares         Per Share
                                     (Numerator)   (Denominator)       Amount
Net Earnings.......................    $33,013
Less Preferred Stock
  Dividends........................     10,000
                                       -------

Basic EPS
Income available to Common
  stockholders.....................     23,013       2,225,000         $0.01
                                                                       =====
Effect of dilutive securities
Convertible Preferred Stock........     10,000         978,030
Warrants and Options...............                    234,896
                                                       -------

Diluted EPS
Income available to Common
  stockholders.....................    $33,013       3,437,926         $0.01
                                       =======       =========         =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Important factors that may cause actual results to differ from projections include, for example:

         o general economic conditions, including their impact on capital expenditures;
         o business conditions in the materials technology and wastewater treatment industries;
         o the regulatory environment;
         o rapidly changing technology and evolving industry standards;
         o new products and services offered by competitors; and
         o price pressures.

         In addition, in this report, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect", "plan", and similar expressions, as they relate to the business or management of ConMat Technologies, Inc. or its wholly-owned subsidiary, Polychem Corporation, are intended to identify forward-looking statements.

         ConMat undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
Results of Operations

Three Month Periods Ended March 31, 2000 and March 31, 1999

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                        Three Months Ended March 31, 1999
                        ---------------------------------

                                                      2000            1999
                                                      ----            ----
Net Sales........................................     100.0%          100.0%
Cost of Goods Sold...............................      73.8            76.2
Gross Profit.....................................      26.2            23.8
Selling and Administrative.......................      18.7            17.1
Interest  Expense................................       4.2             3.3
Other Expense....................................       1.2             0.5
Income Tax.......................................       1.0             1.0
                                                      -----           -----
Income (Loss)....................................       1.1             1.9
                                                      =====           =====

Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

Total revenues increased by $63,000 or 2.1% to $3,140,000 for the three months ended March 31, 2000 from $3,077,000 for the three months ended March 31, 1999. This increase is attributable to Polychem's successful effort to increase market penetration internationally where it has previously done business as well as increased volume from the domestic market. As a result of these efforts, Polychem ended the first quarter of 2000 with an order backlog of $6,890,000 compared to $4,870,000 at the end of the comparable quarter in 1999, an increase of 41.5%.

Gross profit increased by $90,000 or 12.3% to $822,000 for the three month period ended March 31, 2000 from $732,000 for the comparable quarter in 1999. Gross profit increased as a percentage of sales to 26.2% for the three month period ended March 31, 2000 from 23.8% for the comparable quarter in 1999. These increases are a result of increased utilization of existing plant capacity which increased production without substantial increases in manufacturing costs, as well as the ongoing effect of several cost saving measures implemented by management. These measures include improved productivity as a result of mechanization through new equipment purchases. This increase in productivity allows Polychem to maintain the same level of production with lower direct labor costs. While difficult to quantify, management estimates that improved productivity arising from the purchase of new automated machinery should yield approximately $25,000 to $37,500 in quarterly cost savings. Further, Polychem has internalized previously outsourced production and eliminated procurement steps resulting in lower material costs. Management estimates cost savings of $12,500 to $25,000 quarterly from these two changes.

Selling and administrative expenses increased by $60,000 or 11.4% to $587,000 for the three month period ended March 31, 2000 from $527,000 for the comparable quarter in 1999. As a percentage of revenues, selling and administrative expenses increased to 18.7% for the three month period ended March 31, 2000 from 17.1% of total revenues for the comparable quarter in 1999. This increase is attributable to initial spending relating to ConMat's E-business platform, estimated at $10,000, incremental set up costs associated with ConMat's reporting obligations as a public company of $25,000 and startup costs associated with the establishment of a full time sales representative in South America of about $15,000. ConMat expects to spend an estimated additional $70,000 on its E-business platform in the next three quarters.

Management is closely monitoring selling and administrative expenses and expects such expenses to decrease as a percentage of sales in future periods due to the discontinuance of these one-time costs and expected increased revenues due to the realization of benefits from expenditures made in late 1997 and early 1998 in an effort to increase Polychem's global sales focus, including the hiring of additional sales personnel. As the efforts of Polychem's global sales force progress, Polychem anticipates increased revenues without significant increases in selling and administrative expenses.

Interest expense for the three month period ended March 31, 2000 increased $29,000 or 29%, to $131,000 from $102,000 for the comparable quarter in 1999. This higher cost reflects ConMat's increased borrowing on its working capital line to finance increased receivables and inventory arising from increased volume. Additionally, ConMat was required to get an extension of credit on a single receivable that accounted for 25% of its outstanding receivables as of March 31, 2000. This receivable has been outstanding for over 120 days and its incremental carrying cost, together with the extension, cost ConMat an estimated $25,000. ConMat expects to collect a material portion of this receivable by the end of the second quarter. Interest costs as a percentage of total revenues increased to 4.2% in the three month period ended March 31, 2000 compared to 3.3% in the comparable quarter in 1999.

ConMat realized a profit of $33,000 for the three month period ended March 31, 2000. For the comparable quarter in 1999, ConMat experienced a profit of $56,000. The decrease in profitability was a direct result of one-time expenses associated with developing ConMat's E-business platform, establishing a South American representative and incremental finance charges associated with the aforementioned aged receivable. At the current level of revenues, ConMat is operating above its break-even point.

Liquidity and Capital Resources

ConMat realized a net cash deficit of $19,000 for the three month period ended March 31, 2000. For the comparable quarter in 1999, ConMat realized a net cash surplus of $64,000. The decrease in net cash realized was the result of one-time expenses associated with developing the E-business platform, establishing a South American representative and incremental finance charges associated with the extension of credit.

ConMat's primary source of working capital is a credit facility of up to $5 million, subject to a lending formula limit, secured by Polychem's receivables and inventory. As of March 31, 2000, the maximum borrowing amount was $2,215,000, and the outstanding balance was $2,098,000. Management believes that ConMat has sufficient assets, equipment and facility to attain and absorb forecasted growth in revenues. ConMat has no commitments for significant capital expenditures in the foreseeable future. Management believes that ConMat's cash and capital resources, together with cash flow from operations, will be sufficient to finance current and forecasted operations including its capital spending and research and development needs. ConMat is, however, actively seeking potential strategic acquisitions and, depending on the size and terms of any such acquisitions, additional financing, including equity infusions for ConMat, may be required.

Year 2000 Compliance

ConMat has not experienced any material business interruptions or supplier delays from Year 2000 computer issues to date and has not discovered any Year 2000 problems in internal computer systems material to its operations. However, the failure of ConMat's internal systems or those of any of its customers, vendors, suppliers or service providers could have a material adverse affect on operations.

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

Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the court denied plaintiff's request for injunctive relief. ConMat and Paul A. DeJuliis subsequently filed preliminary objections to the complaint seeking to have themselves dismissed as parties to the action. The court denied the preliminary objections. Defendants Answer to the Complaint is due May 12, 2000, and discovery is expected to follow.

ConMat is currently a defendant in a federal district court action filed on April 11, 2000, captioned ProFutures Special Equities Fund, L.P. v. The Eastwind Group, Inc., et al. (U.S.D.C., E. D. Pa. Civil Action No. 00-CV-1888). ProFutures maintains that Eastwind and others violated federal and state securities laws and committed common law fraud in connection with the June 1998 Purchase by ProFutures of $750,000 in Series C Convertible Preferred Stock of Eastwind. ProFutures seeks damages in the amount of $750,000 and seeks to have the acquisition of Polychem by ConMat declared null and void. Among other named defendants is Paul A. DeJuliis, President of ConMat and former Chief Executive Officer of Eastwind.

Defendants' answers to the complaint are due May 26, 2000.

Item 2. Changes in Securities.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit No.               Description
        -----------               -----------
        10.1                      Exchange Agreement, dated as of February 29,
                                  2000, between ConMat and Odyssey Capital
                                  Group, L.P.

        10.2                      Warrant to Purchase 382,500 shares of ConMat
                                  Common Stock

        27                        Financial Data Schedule


        (b) ConMat did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                               CONMAT TECHNOLOGIES, INC.


    Date: May 12, 2000         By:/s/ Paul A. DeJuliis
                                  --------------------
                                  Paul A. DeJuliis,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




    Date: May 12, 2000         By:/s/ William Crighton
                                  --------------------
                                  William Crighton,
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  Exhibit Index


Exhibit
Number          Description
------          -----------
10.1            Exchange Agreement, dated as of February 29,
                2000, between ConMat and Odyssey Capital
                Group, L.P.

10.2            Warrant to Purchase 382,500 shares of ConMat
                Common Stock

27              Financial Data Schedule.