Form 10QSB
period 2000-06-30
CONMAT TECHNOLOGIES INC
filed 2000-08-15
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

       (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000
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

Common Stock, $0.001 par value, outstanding on August 1, 2000: 2,541,666 shares

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                    Page

                  Item 1.      Financial Statements

                                    Consolidated Balance Sheets as of
                                    June 30, 2000 and December 31, 1999                                     3

                                    Consolidated Statements of Operations for the
                                    Three and Six Month Periods Ended June 30, 2000
                                    and 1999                                                                4

                                    Consolidated Statements of Cash Flows for the
                                    Six Month Periods Ended June 30, 2000 and 1999                          5

                                    Notes to Consolidated Financial Statements                              6

                  Item 2.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                                    7

PART II.          OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                           11

                  Item 2.      Changes in Securities and Use of Proceeds                                   11

                  Item 3.      Defaults Upon Senior Securities                                             11

                  Item 4.      Submission of Matters to a Vote of Security Holders                         11

                  Item 5.      Other Information                                                           12

                  Item 6.      Exhibits and Reports on Form 8-K                                            12

SIGNATURES

ConMat Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                                      June 30,      December 31,
                                     ASSETS                                            2000            1999
                                                                                    (unaudited)
                                                                                   ------------    -------------
Current Assets:
     Cash and cash equivalents                                                     $    112,828    $     101,592
     Accounts receivable - net                                                        3,874,888        4,569,426
     Inventories                                                                      1,477,851        1,275,042
     Prepaid expenses                                                                    94,550           58,341
                                                                                   ------------    -------------
                                Total Current Assets                                  5,560,117        6,004,401

Property, Plan & Equipment - net                                                      1,078,524        1,010,748
Deferred Income Taxes                                                                    78,493           78,493
Other Assets                                                                            269,337          264,696
                                                                                   ------------    -------------
                                Total Assets                                       $  6,986,471    $   7,358,338
                                                                                   ============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Line of credit                                                                $  1,385,005    $   2,127,628
     Current portion of long-term debt                                                  526,967          444,641
     Current portion of capital lease obligations                                        87,409           95,461
     Accounts payable                                                                 2,244,097        1,722,364
     Accrued expenses                                                                   457,990          447,778
                                                                                   ------------    -------------
                                Total Current Liabilities                             4,701,468        4,837,872

Long-Term Debt                                                                        2,552,687        2,775,771
Obligations Under Capital Leases                                                         48,069           86,625
Other Liabilities                                                                       176,235          176,900
                                                                                   ------------    -------------
                                Total Liabilities                                     7,478,459        7,877,168

Series B Preferred Stock - $.001 par value, 166,667 shares
issued and outstanding                                                                  500,000          500,000

Stockholders' Equity (Deficiency):
     Series A preferred stock - $.001 par value, 10,000,000
     shares authorized, 735,000 and 1,073,000 shares issued
     and outstanding                                                                        735            1,073
     Series C preferred stock - $.001 par value, 382,500
     shares authorized, issued and outstanding                                              383                0
     Common stock - $.001 par value, 40,000,000 shares
     authorized 2,551,666 and 2,250,000 shares issued and
     outstanding                                                                          2,552            2,250
     Additional paid-in capital                                                        (693,924)        (666,986)
     Accumulated deficit                                                               (251,734)        (305,167)
     Less: Note receivable for shares sold                                              (50,000)         (50,000)
                                                                                   ------------    -------------
                                Total Stockholders' Deficiency                         (991,988)      (1,018,830)
                                                                                   ------------    -------------
                                Total Liabilities and Stockholders' Deficiency     $  6,986,471    $   7,358,338
                                                                                   ============    =============

See notes to consolidated financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                         2000          1999          2000          1999
                                                     ------------  ------------  ------------  ------------
Net Sales to Customers                               $  2,890,232  $  2,916,156  $  6,030,094  $  5,993,022
Cost of Goods Sold                                      2,164,379     2,032,889     4,482,757     4,376,827
                                                     ------------  ------------  ------------  ------------
        Gross Profit                                      725,853       883,267     1,547,337     1,616,195

Selling, General and Administrative Expenses              486,350       601,737     1,073,697     1,129,215
Corporate Expenses                                         98,737        55,788       199,806       118,542
                                                     ------------  ------------  ------------  ------------
        Operating Income                                  140,766       225,742       273,834       368,438

Other Income (Expense):
     Interest expense                                    (124,195)     (141,902)     (255,829)     (244,031)
     Rental income                                         62,045        48,507       125,624        96,874
                                                     ------------  ------------  ------------  ------------
        Income Before Tax Expense                          78,616       132,347       143,629       221,281

Income Tax Expense                                         38,500        48,100        70,200        80,300
                                                     ------------  ------------  ------------  ------------
        Net Income                                   $     40,116  $     84,247  $     73,429  $    140,981
                                                     ============  ============  ============  ============
Net earnings per Common Share:
     Basic                                           $       0.01  $       0.03  $       0.02  $       0.05
                                                     ============  ============  ============  ============
     Diluted                                         $       0.01  $       0.02  $       0.02  $       0.04
                                                     ============  ============  ============  ============
Weighted Average number of Common
Shares Outstanding:
     Basic                                              2,506,111     2,250,000     2,365,555     2,250,000
                                                     ============  ============  ============  ============
     Diluted                                            3,295,629     3,653,133     3,258,962     3,653,133
                                                     ============  ============  ============  ============

See notes to consolidated financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

                                                                           Six Months Ended June 30,
                                                                            2000             1999
                                                                         -----------     ------------
Cash Flows from Operating Activities:
     Net earnings                                                        $    73,429     $    140,981
     Adjustments to reconcile to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                       128,888          140,645
     Changes in assets and liabilities:
         (Increase) decrease in assets
         Accounts receivable                                                 694,538       (2,001,349)
         Inventories                                                        (202,804)         154,790
         Prepaid expenses                                                    (36,206)          83,893
         Other assets                                                        (25,692)         (38,903)
     Increase (decrease) in liabilities
         Accounts payable                                                    521,734          511,019
         Accrued expenses                                                    (10,457)        (231,898)
                                                                         -----------     ------------
               Net Cash Provided By (Used In) Operating Activities         1,143,430       (1,240,822)

Cash Flows from Investing Activities:
     Purchase of property and equipment                                     (175,613)         (37,084)
                                                                         -----------     ------------
               Net Cash Used in Investing Activities                        (175,613)         (37,084)

Cash Flows from Financing Activities:
     Net borrowings (repayments) under lines of credit                      (742,623)       1,675,416
     Repayment of term notes                                                (140,758)        (312,629)
     Repayments of capital lease obligations                                 (46,609)         (57,100)
     Proceeds from sale of common stock                                       17,500                0
     Proceeds from capital lease obligations                                       0           45,000
     Offering costs associated with Series C preferred stock                 (34,091)               0
     Recapitalization costs                                                        0          (32,505)
     Payments of Series B preferred stock                                    (10,000)          (2,444)
                                                                         -----------     ------------
               Net Cash (Used In) Provided By Financing Activities          (956,581)       1,315,738

               Net Increase in Cash & Cash Equivalents                        11,236           37,832

Cash and Cash Equivalents at Beginning of Period                             101,592           29,430
                                                                         -----------     ------------
Cash and Cash Equivalents at End of Period                               $   112,828     $     67,262
                                                                         ===========     ============
Supplemental Cash Flow Information:
     Cash paid for interest                                              $   255,829     $    244,031
                                                                         ===========     ============
Supplemental Disclosure of Non-Cash Investing and Financial Activities

     Issuance of Series C preferred stock in exchange redemption of Series A preferred stock and common stock:

         Issued:
            Series C preferred stock                                             383                0
            Additional paid-in capital                                     1,199,097                0

     Redeemed:
         Series A. preferred stock                                              (285)               0
         Common stock                                                            (75)               0
         Additional paid-in capital                                       (1,199,120)               0

     Conversion of 53,333 shares of Series A preferred stock to 53,333 shares of Common Stock

         Common Stock                                                             53                0

         Series A Preferred Stock                                                (53)               0

     Conversion of 313,333 shares of Series A Preferred Stock to 313,333 shares of Common Stock

         Common Stock                                                            314                0

         Additional paid-in capital                                             (314)               0

See notes to consolidated financial statements

ConMat Technologies, Inc. and Subsidiary

NOTES TO FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

         The financial statements of ConMat Technologies, Inc. as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements.

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

The following are basic and diluted earnings per share calculations for the periods presented.

                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                    2000               1999               2000              1999
Earnings per Share - Basic:
   Net income                                  $      40,116       $      84,247      $     73,429    $     140,981
   Dividends on preferred shares                     (10,000)            (10,000)          (20,000)         (20,000)
                                               -------------       -------------      ------------    -------------
   Income on common shares                     $      30,116       $      74,247      $     53,429    $     120,981
                                               =============       =============      ============    =============

Weighted average shares outstanding                2,506,111           2,250,000         2,365,555        2,250,000
                                               =============       =============      ============    =============

                     Basic Earnings Per Share  $        0.01       $        0.03      $       0.02    $        0.05
                                               =============       =============      ============    =============
Earnings per Share - Diluted:
   Income on common shares                     $      30,116       $      74,247      $     53,429    $     120,981
   Dividends on preferred shares                      10,000              10,000            20,000           20,000
                                               -------------       -------------      ------------    -------------
   Income on common shares after assumed
   conversions                                 $      40,116       $      84,247      $     73,429    $     140,981
                                               =============       =============      ============    =============

Weighted average shares outstanding                2,506,111           2,250,000         2,365,555        2,225,000
Dilutive effect on preferred stock                   770,555           1,386,313           874,444        1,386,313
Dilutive effect of stock options and warrants         18,963              16,820            18,963           16,820
                                               -------------       -------------      ------------    -------------
   Diluted average shares outstanding              3,295,629           3,653,133         3,258,962        3,653,133
                                               =============       =============      ============    =============
                   Diluted Earnings Per Share  $        0.01       $        0.02      $       0.02    $        0.04
                                               =============       =============      ============    =============

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

         In addition, in this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan," and similar expressions, as they relate to the business or management of ConMat Technologies, Inc. or its wholly-owned subsidiary, Polychem Corporation, are intended to identify forward-looking statements.

         ConMat undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward- looking statements.

Results of Operations

Three Month Periods Ended June 30, 2000 and 1999

         The following table sets forth certain statement of operation items as a percentage of net sales for the periods indicated:

                                          Three Months Ended June 30,
                                          ---------------------------
                                             2000           1999
                                             ----           ----
Net Sales                                    100.0%         100.0%
Cost of Goods Sold                            74.9           69.7
Gross Profit                                  25.1           30.3
Selling and Administration                    16.8           20.6
Interest Expense                               4.3            4.9
Other Expense                                  1.3            0.2
Income Tax Expense                             1.3            1.6
                                             -----          -----
Net Income                                     1.4%           2.9%
                                             =====          =====

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues remained relatively constant with a slight decrease of $26,000 or .9% to $2,890,232 for the three months ended June 30, 2000 from $2,916,000 for the three months ended June 30, 1999. Polychem ended the second quarter of 2000 with an order backlog of $6,947,000 compared to $6,442,000 at the end of the comparable quarter in 1999, an increase of 7.8%.

         Gross profit decreased by $157,000 or 17.8% to $726,000 for the three month period ended June 30, 2000 from $883,000 for the comparable quarter in 1999. Gross profit decreased as a percentage of sales to 25.1% for the three month period ended June 30, 2000 from 30.3% for the comparable quarter in 1999. Polychem's cost of good sold as a percentage of sales increased from 69.7% in 1999's second quarter to 74.9% in the second quarter in 2000. This increase is the result of increased direct labor cost as a result of a labor agreement signed last year and the associated overhead as well as the addition of product design support personnel. However, increases in these areas were offset by continued gains in the areas of improved plant capacity utilization, increased plant mechanization through new equipment purchases and other cost saving measures implemented by management. An aggressive procurement program was initiated during the second quarter of 2000 which management anticipates will result in cost savings of approximately $30,000 over the remainder of the year.

         Selling and administrative expenses decreased by $115,000 or 19.2% to $486,000 for the three month period ended June 30, 2000 from $602,000 for the comparable quarter in 1999. As a percentage of revenues, selling and administrative expenses decreased to 16.8% for the three month period ended June 30, 2000 from 20.6% of total revenues for the comparable quarter in 1999. This decrease is primarily attributable to a reduction of administrative employees during the second quarter of 2000 which was slightly offset by an increase in expenses associated with the development of ConMat's E-business platform and the costs associated with ConMat's reporting obligations as a public company.

         Management is closely monitoring selling and administrative expenses and expects such expenses to decrease as a percentage of sales in future periods due to the discontinuance of one-time costs and expected increased revenues due to the realization of benefits from expenditures made in late 1997 and early 1998 in an effort to increase Polychem's global sales focus, including the hiring of additional sales personnel. As the efforts of Polychem's global sales force progress, Polychem anticipates increased revenues coupled with appropriate increases in selling and administrative expenses.

         Interest expense for the three month period ended June 30, 2000 decreased $18,000 or 12.4 %, to $124,000 from $142,000 for the comparable quarter in 1999. The lower expense reflects ConMat's collection of a large receivable that had been outstanding for over 120 days and an effort to extend payment terms with many of the Company's trade vendors. Interest expense as a percentage of total revenues decreased to 4.3% in the three month period ended June 30, 2000 compared to 4.9% in the comparable quarter in 1999. Other expenses for the quarter ended June 30, 2000 also increased from the comparable period in the prior year earlier period due to increased corporate related expenses.

         ConMat realized a profit of $40,000 for the three month period ended June 30, 2000. For the comparable quarter in 1999, ConMat experienced a profit of $84,000. As a percentage of net revenues, net income decreased from 2.9% for the three months ended June 30, 1999 to 1.4% for the quarter ended June 30, 2000. This decrease is the net effect of increases in the areas of cost of goods sold and other expenses with decreases in the Company's selling, general and administrative expense.

Six Month Periods Ended June 30, 2000 and 1999

         The following table sets forth certain statement of operation items as a percentage of net sales for the periods indicated:

                                            Six Months Ended June 30,
                                            ------------------------
                                              2000          1999
                                              ----          ----
Net Sales                                     100.0%        100.0%
Cost of Goods Sold                             74.3          73.0
Gross Profit                                   25.7          27.0
Selling and Administration                     17.8          18.8
Interest Expense                                4.2           4.1
Other Expense                                   1.2           0.4
Income Tax Expense                              1.2           1.3
                                              -----         -----
Net Income                                      1.2%          2.4%
                                              =====         =====

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues increased slightly by $37,000 or 0.6% to $6,030,000 for the six months ended June 30, 2000 from $5,993,000 for the six months ended June 30, 1999. Polychem ended the second quarter of 2000 with an order backlog of $6,947,000 compared to $6,442,000 at the end of the comparable period in 1999, an increase of 7.8%.

         Gross profit decreased by $69,000 or 4.3% to $1,547,000 for the six month period ended June 30, 2000 from $1,616,000 for the comparable period in 1999. Gross profit decreased as a percentage of sales to 25.7% for the six month period ended June 30, 2000 from 27.0% for the comparable period in 1999. The 1.3% increase in the Company's cost of goods sold as a percentage of net sales from the prior year, is the result of increases in direct labor costs as a result of a labor agreement signed last year and the associated overhead as well as the addition of product design support personnel during the most recent three month period. These increases were somewhat offset by production-related efficiencies noted during the quarter ended March 31, 2000. There have been increases in plant capacity utilization, resulting in increased production without substantial increases in manufacturing costs, improved productivity as a result of mechanization through new equipment purchases and various other cost saving measures implemented by management. An aggressive procurement program was initiated during the second quarter of 2000 which management anticipates will result in cost savings of approximately $30,000 over the remainder of the year.

         Selling and administrative expenses decreased by $56,000 or 4.9% to $1,074,000 for the six month period ended June 30, 2000 from $1,129,000 for the comparable period in 1999. As a percentage of revenues, selling and administrative expenses decreased to 17.8% for the six month period ended June 30, 2000 from 18.8% of total revenues for the comparable period in 1999. This decrease is primarily attributable to reduction of administrative employees during the current quarter, which was slightly offset by an increase in expenses associated with the development of ConMat's E-business platform and the costs associated with ConMat's reporting obligations as a public company. There was also an increase in selling expenses relating to the establishment of sales representatives in Latin America.

         Management is closely monitoring selling and administrative expenses and expects such expenses to decrease as a percentage of sales in future periods due to the discontinuance of these one- time costs and expected increased revenues due to the realization of benefits from expenditures made in late 1997 and early 1998 in an effort to increase Polychem's global sales focus, including the hiring of additional sales personnel. As the efforts of Polychem's global sales force progress, Polychem anticipates increased revenues coupled with appropriate increases in selling and administrative expenses.

         Interest expense for the six month period ended June 30, 2000 increased slightly by $12,000 or 4.8%, to $256,000 from $244,000 for the comparable period in 1999. This higher cost reflects ConMat's increased borrowing on its working capital line (primarily in the first three months of 2000) and incremental carrying costs associated with a very large customer receivable balance that had been outstanding for over 120 days which cost the Company over $80,000 in one time expenses. This receivable balance was collected in early June 2000. Interest costs as a percentage of total revenues increased to 4.2% in the six month period ended June 30, 2000 compared to 4.1% in the comparable period in 1999. There was also an increase of $54,000 in net other expenses resulting from increases in the area of corporate expenses.

         ConMat realized a profit of $73,000 for the six month period ended June 30, 2000. For the comparable period in 1999, ConMat experienced a profit of $141,000. The decrease in profitability is related to the increases in cost of goods sold and net other expenses offset by decreases in selling, general and administrative expense.

Liquidity and Capital Resources

         ConMat realized a net cash increase of $11,000 for the six month period ended June 30, 2000. For the comparable period in 1999, ConMat realized a net cash surplus of $38,000. ConMat's primary source of financing is a credit facility of up to $5 million, subject to a lending formula limit, secured by Polychem's receivables and inventory. As of June 30, 2000, the maximum borrowing amount was $1,668,000, and the outstanding balance was $1,385,000. Management believes that ConMat has sufficient assets, equipment and facility to attain and absorb forecasted growth in revenues. Management believes that ConMat's cash and capital resources, together with cash flow from operations, will be sufficient to finance current and forecasted operations including its capital spending and research and development needs. ConMat is, however, actively seeking potential strategic acquisitions and, depending on the size and terms of any such acquisitions, additional financing, including equity infusions for ConMat, may be required.

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

PART II

Item 1. Legal Proceedings.

         ConMat is currently a defendant in a Pennsylvania state court action filed on January 28, 1999, captioned John R. Thach v. The Eastwind Group, et al. (Montgomery County C.C.P., Civil Action No. 99-01195). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him in violation of Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,0000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the acquisition of Polychem declared null and void and to have a receiver appointed to oversee the affairs of Eastwind, Polychem and ConMat. Among the other named defendants is Paul A. DeJuliis, President of ConMat and the former Chief Executive Officer of Eastwind.

         Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the court denied plaintiff's request for injunctive relief. ConMat and Paul A. DeJuliis answered the plaintiff's Complaint on May 12, 2000 and the parties have engaged in fact discovery since that date.

         ConMat is currently a defendant in a federal district court action filed on April 11, 2000, captioned ProFutures Special Equities Fund, L.P. v. The Eastwind Group, Inc., et al. (U.S.D.C., E.D. Pa. Civil Action No. 00-CV-1888). ProFutures maintains that Eastwind and others violated federal and state securities laws and committed common law fraud in connection with the June 1998 purchase by ProFutures of $750,000 in Series C Convertible Preferred Stock of Eastwind. ProFutures seeks damages in the amount of $750,000 and seeks to have the acquisition of Polychem by ConMat declared null and void. Among other named defendants is Paul A. DeJuliis, President of ConMat and former Chief Executive Officer of Eastwind.

         ConMat, Paul A. DeJuliis and two other former officers of Eastwind filed a Motion to Dismiss the Complaint on May 25, 2000. The Motion has been fully briefed and is currently awaiting disposition by the court.

Item 2. Changes in Securities.

           Not Applicable.

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

           Not Applicable.

Item 5. Other Information.

           Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

           (a)  Exhibits

           Exhibit No.                        Description
           -----------                        -----------

           27                                 Financial Data Schedule

           (b) ConMat did not file any current reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                CONMAT TECHNOLOGIES, INC.


  Date:  August 11, 2000        By:   /s/ Paul A. DeJuliis
                                   ---------------------------------------------
                                    Paul A. DeJuliis,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




  Date:  August 11, 2000        By:    /s/ William Crighton
                                   ---------------------------------------------
                                    William Crighton,
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index


Exhibit
Number                     Description
------                     -----------

27                         Financial Data Schedule