Form 10QSB
period 2000-09-30
CONMAT TECHNOLOGIES INC
filed 2000-11-20
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number:          0-30166
                                         -------------------

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

Common Stock, $0.001 par value, outstanding on November 10, 2000: 2,258,333 shares

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                           Page

               Item 1.       Financial Statements

                                    Consolidated Condensed Balance Sheets -
                                    September 30, 2000 and December 31, 1999                              3

                                    Consolidated Condensed Statements of Operations -
                                    Three and Nine Months Ended September 30,
                                    2000 and 1999                                                         4

                                    Consolidated Condensed Statements of Cash Flows -
                                    Nine Months Ended September 30, 2000 and 1999                        5-6

                                    Notes to Consolidated Condensed Financial Statements                  7

               Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    9

PART II.       OTHER INFORMATION

               Item 1.       Legal Proceedings                                                            14

               Item 2.       Changes in Securities and Use of Proceeds                                    14

               Item 3.       Defaults Upon Senior Securities                                              14

               Item 4.       Submission of Matters to a Vote of Security Holders                          14

               Item 5.       Other Information                                                            14

               Item 6.       Exhibits and Reports on Form 8-K                                             15

SIGNATURES


PART I

Item 1. Financial Statements.

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Balance Sheets

                                                                              September 30,        December 31,
                               ASSETS                                             2000                 1999
                                                                              -----------          -----------
Current Assets:                                                               (Unaudited)            (Audited)
   Cash and cash equivalents                                                  $   227,610          $   101,592
   Accounts receivable - net                                                    4,118,590            4,569,426
   Inventories                                                                  1,429,726            1,275,042
   Prepaid expenses                                                               171,694               58,341
                                                                              -----------          -----------
                                                 Total Current Assets           5,947,620            6,004,401
Property, Plant & Equipment - net                                               1,128,130            1,010,748
Deferred Income Taxes                                                              78,493               78,493
Other Assets                                                                      275,881              264,696
                                                                              -----------          -----------
                                                         Total Assets         $ 7,430,124          $ 7,358,338
                                                                              ===========          ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                             $ 1,928,067          $ 2,127,628
   Current portion of long-term debt                                              608,804              444,641
   Current portion of capital lease obligations                                    71,967               95,461
   Accounts payable                                                             2,247,275            1,722,364
   Accrued expenses                                                               518,116              447,778
                                                                              -----------          -----------
                                            Total Current Liabilities           5,374,229            4,837,872

Long-Term Debt                                                                  2,440,944            2,775,771
Obligations Under Capital Leases                                                   39,372               86,625
Other Liabilities                                                                 176,235              176,900
                                                                              -----------          -----------
                                                    Total Liabilities           8,030,780            7,877,168
                                                                              ===========          ===========

Series B Preferred Stock - $.001 par value, 166,667
   shares issued and outstanding                                                  500,000              500,000

Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value, 10,000,000
      shares authorized, 735,000 and 1,073,000 shares
      issued and outstanding                                                          735                1,073
   Series C preferred stock - $.001 par value, 382,500
      shares authorized, issued and outstanding                                       383                    0
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,541,666 and 2,250,000 shares issued,
      2,258,333 and 2,250,000 outstanding                                           2,542                2,250
   Additional paid-in capital                                                    (653,914)            (666,986)
   Accumulated deficit                                                           (400,402)            (305,167)
   Less: Note receivable for shares sold                                          (50,000)             (50,000)
                                                                              -----------          -----------
                                       Total Stockholders' Deficiency          (1,100,656)          (1,018,830)
                                                                              -----------          -----------
                       Total Liabilities and Stockholders' Deficiency         $ 7,430,124          $ 7,358,338
                                                                              ===========          ===========

See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Operations
(Unaudited)

                                                         Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                                             2000            1999            2000            1999
                                                         -----------     -----------     -----------     -----------
Net Sales to Customers                                   $ 3,420,121     $ 2,935,842     $ 9,698,143     $ 9,117,533
Cost of Goods Sold                                         2,790,283       1,916,339       7,469,936       6,431,022
                                                         -----------     -----------     -----------     -----------
                                         Gross Profit        629,838       1,019,503       2,228,207       2,686,511

Selling, General and Administrative Expenses                 585,698         725,231       1,710,427       1,905,259
Corporate Expenses                                           204,714          65,274         404,520         183,816
                                                         -----------     -----------     -----------     -----------
                              Operating (Loss) Income       (160,574)        228,998         113,260         597,436

Other Income (Expense):
   Interest expense                                         (127,151)       (141,360)       (382,980)       (385,391)
   Rental income                                              57,061          44,367         182,685         141,241
                                                         -----------     -----------     -----------     -----------
                     (Loss) Income Before Tax Expense       (230,664)        132,005         (87,035)        353,286

Income Tax (Benefit) Expense                                 (92,000)         52,700         (21,800)        133,000
                                                         -----------     -----------     -----------     -----------
                                    Net (Loss) Income    $  (138,664)    $    79,305     $   (65,235)    $   220,286
                                                         ===========     ===========     ===========     ===========

Net (loss) earnings per Common Share:
      Basic                                              $     (0.07)    $      0.03     $     (0.04)    $      0.08
                                                         ===========     ===========     ===========     ===========

      Diluted                                            $     (0.07)    $      0.02     $     (0.04)    $      0.08
                                                         ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding:

      Basic                                                2,256,355       2,350,000       2,224,316       2,255,000
                                                         ===========     ===========     ===========     ===========

      Diluted                                              2,256,355       3,675,239       2,224,316       2,696,746
                                                         ===========     ===========     ===========     ===========






See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                             Nine Months Ended September 30,
                                                                           ------------------------------------
                                                                               2000                     1999
                                                                           -----------              -----------
Cash Flows from Operating Activities:
   Net (loss) earnings                                                     $   (65,235)             $   220,286
   Adjustments to reconcile to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                         212,425                  197,353
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                                   450,836               (1,849,212)
         Inventories                                                          (154,679)                 167,537
         Prepaid expenses                                                     (113,353)                  87,126
         Other assets                                                          (28,853)                (107,947)
      Increase (decrease) in liabilities
         Accounts payable                                                      524,912                  245,346
         Accrued expenses                                                       41,668                 (106,258)
                                                                           -----------              -----------
           Net Cash Provided By (Used In) Operating Activities                 867,721               (1,145,769)

Cash Flows from Investing Activities:
   Purchase of property and equipment                                         (279,138)                 (40,035)
                                                                           -----------              -----------
                         Net Cash Used In Investing Activities                (279,138)                 (40,035)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit                          (199,561)                 763,830
   Repayments of term notes                                                   (170,665)              (1,247,944)
   Repayments of capital lease obligations                                     (70,748)                 (87,538)
   Proceeds from sale of common stock                                           47,500
   Offering costs associated with Series C preferred stock                     (59,091)
   Payments of Series B preferred dividends                                    (10,000)
   Proceeds from mortgage obligation                                                                  1,878,178
   Proceeds from capital lease obligations                                                               45,000
   Recapitalization costs                                                                              (139,511)
                                                                           -----------              -----------
           Net Cash (Used In) Provided By Financing Activities                (462,565)               1,212,015

                       Net Increase in Cash & Cash Equivalents                 126,018                   26,211

Cash and Cash Equivalents at Beginning of Period                               101,592                   29,430
                                                                           -----------              -----------
Cash and Cash Equivalents at End of Period                                 $   227,610              $    55,641
                                                                           ===========              ===========

Supplemental Cash Flow Information:
   Cash paid for interest                                                  $   382,981              $   385,391
                                                                           ===========              ===========


See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows - continued
(Unaudited)

                                                                          Nine Months Ended September 30
                                                                              2000                  1999
                                                                         --------------         ------------
Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Issuance of Series C preferred stock in exchange redemption of
      Series A preferred stock and common stock:
         Issued:
            Series C preferred stock                                            383                   0
            Additional paid-in capital                                    1,199,097                   0

         Redeemed:
            Series A preferred stock                                           (285)                  0
            Common stock                                                        (75)                  0
            Additional paid-in capital                                   (1,199,120)                  0

   Conversion of 53,333 shares of Series A preferred stock to
      53,333 shares of common stock:
         Common stock                                                            53                   0
         Series A preferred stock                                               (53)                  0

   Conversion of 313,333 shares of Series A preferred stock to
      313,333 shares of common stock:
         Common stock                                                           314                   0
         Series A preferred stock                                              (314)                  0



See notes to consolidated condensed financial statements

ConMat Technologies, Inc and Subsidiary

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

         The financial statements of ConMat Technologies, Inc. as of September 30, 2000 and 1999, and for the three and nine months then ended and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results, which may be achieved for the full year.

NOTE B - FINANCIAL STATEMENT RECLASSIFICATIONS

         The financial statements of ConMat Technologies, Inc. as of September 30, 2000 and for the three and nine months then ended contains reclassifications relating to freight expense and sales commissions. In the past, the Company had recorded these items as deductions from gross revenues. For the three months ended September 30, 1999 the effect of these reclassifications was an increase in Net Sales to Customers of $131,000 with offsetting increases to Cost of Goods Sold of $52,000 and Selling Expenses of $79,000. For the nine months ended September 30, 1999 the effect of these reclassifications was an increase in Net Sales to Customers of $320,000 with offsetting increases to Cost of Goods Sold of $190,000 and Selling Expenses of $130,000. The effect of the reclassifications on the first six months of 2000 was to increase Net Sales to Customers by $248,000 with offsetting increases to Cost of Goods Sold of $197,000 and Selling Expenses of $51,000.

NOTE C - CHANGES IN SECURITIES

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

NOTE D - EARNINGS (LOSS) PER SHARE

         ConMat reports earnings per share in accordance with the provisions of SFAS NO. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. However, no potential common shares are included in the computation of diluted per share amounts when there is a loss from continuing operations.

The following are basic and diluted (loss) earnings per share calculations for the periods presented.



                                                    Three Months Ended Sept 30      Nine Months Ended Sept 30
                                                    ---------------------------     ---------------------------
                                                        2000            1999            2000            1999
                                                    -----------     -----------     -----------     -----------
(Loss) Earnings per Share - Basic:
   Net (loss) income                                $  (138,664)    $    79,305     $   (65,235)    $   220,286
   Dividends on preferred shares                        (10,000)        (10,000)        (30,000)        (30,000)
                                                    -----------     -----------     -----------     -----------
   (Loss) income on common shares                      (148,664)         69,305         (95,235)        190,286
                                                    ===========     ===========     ===========     ===========

   Weighted average shares outstanding                2,256,355       2,350,000       2,224,316       2,255,000
                                                    ===========     ===========     ===========     ===========

               Basic (Loss) Earnings Per Share      $     (0.07)    $      0.03     $     (0.04)    $      0.08
                                                    ===========     ===========     ===========     ===========

(Loss) Earnings per Share - Diluted:
   (Loss) income on common shares                   $  (148,664)    $    69,305     $   (95,235)    $   190,286
   Dividends on preferred shares                                         10,000                          30,000
                                                    -----------     -----------     -----------     -----------
   (Loss) income on common shares after
      assumed conversions                           $  (148,664)    $    79,305     $   (95,235)    $   220,286
                                                    ===========     ===========     ===========     ===========

   Weighted average shares outstanding                2,256,355       2,350,000       2,224,316       2,255,000
   Dilutive effect of preferred stock                                 1,240,000       2,224,316         413,333
   Dilutive effect of stock options and warrants              0          85,239          99,554          28,413
                                                    -----------     -----------     -----------     -----------
      Diluted average shares outstanding              2,256,355       3,675,239       3,151,832       2,696,746
                                                    ===========     ===========     ===========     ===========

             Diluted (Loss) Earnings Per Share      $     (0.07)    $      0.02     $     (0.04)    $      0.08
                                                    ===========     ===========     ===========     ===========


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

Results of Operations

Three Month Periods Ended September 30, 2000 and 1999

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                       Three Months Ended Sept 30
                                    ---------------------------------
                                      2000                    1999
                                    ---------               ---------
Net Sales                              100.0 %                 100.0 %
Cost of Goods Sold                      81.6                    65.3
Gross Profit                            18.4                    34.7
Selling and Administration              17.1                    24.7
Interest Expense                         3.7                     4.8
Other Expense                            4.3                     0.7
Income Tax (Benefit) Expense           (2.7)                     1.8
                                    ---------               ---------
Net (Loss) Income                      (4.0) %                   2.7 %
                                    =========               =========

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues increased $484,000 or 16.5% to $3,420,121 for the three months ended September 30, 2000 from $2,936,000 for the three months ended September 30, 1999. Polychem ended the third quarter of 2000 with an order backlog of $9,700,000 compared to $5,800,000 at the end of the comparable quarter in 1999, an increase of 67.2%. The large increase in backlog is the result of enhanced sales and marketing efforts in conjunction with increased focus on quality and customer service.

         Gross profit decreased by $390,000 or 38.2% to $630,000 for the three-month period ended September 30, 2000 from $1,020,000 for the comparable quarter in 1999. Gross profit decreased as a percentage of sales to 18.4% for the three-month period ended September 30, 2000 from 34.7% for the comparable quarter in 1999. Polychem's cost of goods sold as a percentage of sales increased from 65.3% in 1999's third quarter to 81.6% in the quarter just ended. The decrease in gross margin is the direct result of several large customer orders with significant unexpected manufacturing inefficiencies. These customer orders were from projects bid in 1999 and anticipated the ability to develop special tooling and molds to address certain customer requirements. However, as a result of time pressures and technological difficulties, a significant amount of the production process yielded extremely low material utilization as well as extensive unfavorable variances in manufacturing labor and overheads. In addition, one large international customer requested very specific manufacturing tolerances that exceeded the Company's normal operating specifications and required specialized processes, resulting in a lower gross profit margin. Lastly, in the final stages of completing a large customer order for delivery to the west coast of the U.S., a problem with one of the Company's large vendors created cost over-runs that were unanticipated.

         There were also less significant increases as the result of increased direct labor cost and associated overhead relating to the labor agreement signed late in the last quarter of 1999 as well as the addition of product design support personnel. Despite the negative impact of the situations just discussed, the Company continues to focus on improving plant capacity utilization, increased plant mechanization through new equipment purchases and other cost saving measures. An aggressive procurement program was initiated earlier in the year that should deliver savings over the remainder of the year. Management views the results for the three months ended September 30, 2000 as having been caused by one-time operating inefficiencies that have been identified and are being addressed. The effect of these inefficiencies was to decrease gross margins by approximately $200,000 during the quarter. While the quarter's results were negatively impacted by these situations, a compensating factor was an improvement in the level of quality and customer satisfaction, which the Company believes will lead to increased future orders from the customers in question. While several of these situations may have some lingering effect on the Company's results of operations for the remainder of this fiscal year, management anticipates that gross margins will return to the levels that had been recorded during the first six months of the fiscal year.

         Selling and administrative expenses decreased by $140,000 or 19.2% to $586,000 for the three month period ended September 30, 2000 from $725,000 for the comparable quarter in 1999. As a percentage of revenues, selling and administrative expenses decreased to 17.1% for the three-month period ended September 30, 2000 from 24.7% of total revenues for the comparable quarter in 1999. This decrease is primarily attributable to reduction of administrative employees from earlier in 2000 with slight increases associated with the development of ConMat's e-business platform and the costs associated with ConMat's reporting obligations as a public company. The Company has also been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The expenses incurred in the current three-month period are higher by approximately 10% than in the year earlier period. Management believes that this is an excellent market for its product line and that these expenditures are expected to produce significant future sales orders.

         There have also been significant increases in corporate expenses relating to increases in professional fees associated with the Company's status as a publicly traded company as well as legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem. Management believes that the expenditures for professional fees in both of these areas will begin to decrease over the next several quarters.

         Interest expense for the three-month period ended September 30, 2000 decreased $14,000 or 10.1 %, to $127,000 from $141,000 for the comparable quarter in 1999. The lower expense reflects lower borrowing levels. Interest expense as a percentage of total revenues decreased to 3.7% in the three-month period ended September 30, 2000 compared to 4.8% in the comparable quarter in 1999.

         ConMat recognized a loss of $139,000 for the three-month period ended September 30, 2000. For the comparable quarter in 1999, ConMat reported a profit of $79,000. As a percentage of net revenues, net income decreased from 2.7% for the three months ended September 30, 1999 as compared to (4.1%) for the quarter ended September 30, 2000. As previously stated, Management believes that the operating results delivered during the current quarter are not indicative of the Company's prospective operations.

Nine-Month Periods Ended September 30, 2000 and 1999

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                            Nine Months Ended Sept 30
                                         ---------------------------------
                                           2000                    1999
                                         ---------               ---------
Net Sales                                   100.0 %                 100.0 %
Cost of Goods Sold                           77.0                    70.5
Gross Profit                                 23.0                    29.5
Selling and Administration                   17.6                    20.9
Interest Expense                              4.0                     4.2
Other Expense                                 2.3                     0.5
Income Tax (Benefit) Expense                (0.2)                     1.5
                                         ---------               ---------
Net (Loss) Income                           (0.7) %                   2.4 %
                                         =========               =========


         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues increased $581,000 or 6.4% to $9,698,000 for the nine months ended September 30, 2000 from $9,118,000 for the nine months ended September 30, 1999. Polychem ended the third quarter of 2000 with an order backlog of $9,700,000 compared to $5,800,000 at the end of the comparable quarter in 1999, an increase of 67.2%. The large increase in backlog is the result of enhanced sales and marketing efforts in conjunction with increased focus on quality and customer service.

         Gross profit decreased by $458,000 or 17.1% to $2,228,000 for the nine-month period ended September 30, 2000 from $2,687,000 for the comparable period in 1999. Gross profit decreased as a percentage of sales to 23.0% for the nine-month period ended September 30, 2000 from 29.5% for the comparable period in 1999. The 6.1% increase in the Company's cost of goods sold as a percentage of net sales from the prior year was primarily caused by the manufacturing inefficiencies as discussed in the comparison of the three months ended September 30, 2000 and 1999. The Company continues to focus on improving plant capacity utilization, increased plant mechanization through new equipment purchases and other cost saving measures. An aggressive procurement program was initiated earlier in the year that should deliver savings over the remainder of the year. Management views the results for the nine months ended September 30, 2000 as having been caused by one-time operating inefficiencies that have been identified and are being addressed. While the current year's nine-month results were negatively impacted by various issues, a compensating factor was an improvement in the level of quality and customer satisfaction, which the Company believes will lead to increased future orders from the customers in question. While several of these situations may have some lingering effect on the Company's results of operations for the remainder of this fiscal year, management anticipates that gross margins will return to the levels that had been recorded during the first six months of the fiscal year.

         Selling and administrative expenses decreased by $195,000 or 10.2% to $1,710,000 for the nine month period ended September 30, 2000 from $1,905,000 for the comparable period in 1999. As a percentage of revenues, selling and administrative expenses decreased to 17.6% for the nine-month period ended September 30, 2000 from 20.9% of total revenues for the comparable period in 1999. This decrease is primarily attributable to reduction of administrative employees from earlier in 2000 with slight increases associated with the development of ConMat's e-business platform and the costs associated with ConMat's reporting obligations as a public company. The Company has also been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The expenses incurred in the nine month period ended September 30, 2000 are higher by approximately 15% than in the year earlier period. Management believes that this is an excellent market for its product line and that these expenditures are expected to produce significant future sales orders.

              There have also been significant increases in Corporate Expenses relating to increases in professional fees associated with the Company's status as a publicly traded company as well as legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem. Approximately $50,000 of professional fees relate to the initial activity involved with the Company's public filings that will not be repeated in future periods. Management believes that the expenditures for professional fees in both of these areas will begin to decrease over the next several quarters.

         Interest expense for the nine-month period ended September 30, 2000 decreased slightly by $2,000 or 0.6%, to $383,000 from $385,000 for the comparable period in 1999. Interest costs as a percentage of total revenues decreased to 3.9% in the nine-month period ended September 30, 2000 compared to 4.2% in the comparable period in 1999.

              ConMat recognized a loss of $65,000 for the nine-month period ended September 30, 2000. For the comparable period in 1999, ConMat reported a profit of $220,000. As a percentage of net revenues, net income decreased from 2.4% for the nine months ended September 30, 1999 as compared to (0.7%) for the nine months ended September 30, 2000. As previously stated, Management believes that the operating results delivered during the current quarter are not indicative of the Company's prospective operations.

Liquidity and Capital Resources

         ConMat realized a net cash increase of $126,000 for the nine-month period ended September 30, 2000. For the comparable period in 1999, ConMat realized a net cash surplus of $26,000. ConMat's primary source of working capital is a credit facility of up to $5 million, subject to a lending formula limit, secured by Polychem's receivables and inventory. As of September 30, 2000, the maximum borrowing amount was $2,183,000 and the outstanding balance was $1,928,000. Management believes that ConMat has sufficient assets, equipment and facility to attain and absorb forecasted growth in revenues. ConMat has no commitments for significant capital expenditures in the foreseeable future. Management believes that ConMat's cash and capital resources, together with cash flow from operations, will be sufficient to finance current and forecasted operations including its capital spending and research and development needs. ConMat is, however, actively seeking potential strategic acquisitions and, depending on the size and terms of any such acquisitions, additional financing, including equity infusions for ConMat, may be required.

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

                  Not Applicable.

Item 3.    Defaults Upon Senior Securities.

                  Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

Item 5.    Other Information.

                  Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

             (a) Exhibits

             Exhibit No.    Description
             -----------    -----------
             11             Statement re: computation of per share earnings
                            (included on pages 7-8 of this report)

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


                                CONMAT TECHNOLOGIES, INC.


Date: November 20, 2000         By: /s/ Paul A. DeJuliis
                                    ---------------------
                                     Paul A. DeJuliis,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date: November 20, 2000         By: /s/ Thomas C. Morral, Jr.
                                    -------------------------
                                   Thomas C. Morral, Jr.,
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index

Exhibit
Number                   Description
------                   -----------

27                       Financial Data Schedule