Form 10KSB
period 2000-12-31
CONMAT TECHNOLOGIES INC
filed 2001-05-04
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
        (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the Fiscal Year Ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number:             0-30166
                                      --------------------------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         The Issuer's revenues for its most recent fiscal year were $13,695,058.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2001 was $493,034, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the Nasdaq OTC Bulletin Board.

As of March 31, 2001, the Registrant had outstanding, 2,988,083 shares of common stock.

           Transitional Small Business Disclosure Format (check one).

YES _____  NO __X__

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                            ConMat Technologies, Inc.

                                   Form 10-KSB

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I

Item 1.    Description of Business.........................................................................     7
Item 2.    Description of Property.........................................................................    12
Item 3.    Legal Proceedings...............................................................................    12
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    13

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........................................    14
Item 6.    Management's Discussion and Analysis............................................................    14
Item 7.    Financial Statements............................................................................    17
Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................................    17

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.............................................................    17
Item 10.   Executive Compensation..........................................................................    18
Item 11.   Security Ownership of Certain Beneficial Owners and Management..................................    19
Item 12.   Certain Relationships and Related Transactions..................................................    20
Item 13.   Exhibits List and Reports on Form 8-K...........................................................    20

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

                                  RISK FACTORS

An investment in ConMat's common stock involves a high degree of risk. Current shareholders and prospective investors should carefully consider the following risk factors before making an investment.

Our acquisition and business development strategy may be unsuccessful.

Although we continue to devote significant efforts to improving our current operations and profitability, ultimately, the success of our business strategy depends upon both the acquisition of complimentary material technology businesses and development of new material technology products. No assurances can be made that we will be successful in identifying and acquiring such businesses or developing such products or that any such acquisitions or new products will result in operating profits. In addition, any additional equity financing required in connection with such acquisitions may be dilutive to stockholders, and debt financing may impose additional substantial restrictions on our ability to operate and raise capital. In addition, the negotiation of potential acquisitions may require management to divert their time and resources away from our operations.

We continually evaluate potential acquisition opportunities, including those that could be material in size and scope. Acquisitions involve a number of special risks, including:

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

We may not be able to obtain adequate financing for working capital, future acquisitions or new product development.

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

We have a large amount of debt which we may not be able to service and which restricts our activities. We have a large amount of debt in relation to our assets and our revenues. At December 31, 2000, our aggregate amount of indebtedness was $5.4 million. We may also incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions in our existing debt instruments. Our existing debt entails significant risks, including the following:

         o It may be difficult for us to satisfy our substantial debt service obligations;
         o Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
         o We will need a substantial portion of our cash flow to pay the principal and interest on our debt, including debt that we may incur in the future;
         o Payments on our debt will reduce the funds that would otherwise be available for our operations and future business opportunities;
         o A moderate decrease in our net operating cash flow could make it difficult for us to meet our debt service requirements and force us to modify our operations;
         o We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; and
         o We may be more generally vulnerable to a downturn in our business or the economy generally.

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

If we cannot service our debt, we will be forced to take actions such as reducing or delaying acquisitions and new product development or reducing capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital or bankruptcy protection. We cannot assure you that any of these remedies can be effected on satisfactory terms, if at all.

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

There is no established active public trading market for our common stock. Our common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Nasdaq OTC Bulletin Board under the symbol

"CNMT". As of March 31, 2001, the last reported sale price of ConMat's common stock was $0.20, and there were 11 firms listed as market makers for our common stock. There can be no assurance that our common stock will trade at prices at or about its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. Moreover, price fluctuations and the trading volume in our common stock may not necessarily be dependent upon or reflective of our financial performance.

Holders of our common stock may experience substantial difficulty in selling their securities. The trading price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in the analysts' estimates, announcements of technological innovations and general industry conditions.

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

We anticipate that international sales will increasingly account for a significant portion our net sales and revenue. We intend to expand our export sales to markets in Asia, Europe, South America and the Middle East and to enter additional countries in these international markets, which may require significant management attention and financial resources. Our operating results will be increasingly subject to risks related to international sales, including:

         o regulatory requirements;
         o political and economic changes and disruptions;
         o transportation delays; o national preferences for locally manufactured products; and
         o import duties or other taxes, which may affect the prices of our products in other countries relative to competitors.

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

Experienced competition exists in each of Polychem's major markets, and many of Polychem's competitors maintain good working relationships with their customers produce quality products and have access to significantly greater financial resources. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products, which are demanded by the industry. Our operations and properties may expose us to material costs or liabilities related to environmental regulations. Our operations and properties are subject to a wide variety of federal, state and local laws and regulations, including those governing the use, storage and handling, generation, treatment, emission, remediation of contaminated soil and ground water, and the health and safety of employees. There is no assurance that our operations or properties will comply with applicable regulations. As such, our operations and properties expose us to the risk of claims with respect to such matters and we may incur material costs or liabilities in connection with such claims.

PART I

Item 1. Description of Business.

General

ConMat Technologies, Inc., formerly known as EPL Systems, Inc. and Phoenix Systems, Inc., was incorporated in Florida in 1986. Operating under its new trade name, conmattech.com, ConMat is converting to an e-business platform providing business-to-business Internet capability for its wholly owned subsidiaries. ConMat is not an operating company and does not have significant assets or conduct significant business except through its wholly-owned subsidiary. In December 1998, ConMat acquired 100% of the common stock of Polychem Corporation from The Eastwind Group, Inc. ConMat's strategy is to provide a corporate structure and e-commerce platform that optimizes the business potential of acquired or developed products and companies through conversion to fast, flexible organizations with an e-business customer focus. ConMat is focused on material technologies with an emphasis on proprietary custom-engineered plastics and composite products sold to industrial end users. Product categories emphasized include those that make the environment cleaner, operations safer and improve operating efficiencies. ConMat's acquisition of Polychem was the first step in executing this strategy. ConMat plans to execute a growth strategy combining internal new product development and corporate acquisitions.

The principal executive offices of ConMat are located at Franklin Avenue and Grant Street, Phoenixville, PA 19460. The telephone number is (610) 935-0225.

Business Strategy ConMat's strategy is to create value by improving the performance of acquired companies and developing new products. ConMat intends to create value by applying sound management practices, information technology and electronic commerce capabilities to acquired companies, converting such acquisitions to fast, flexible organizations with an e-business customer focus. The intent is to develop the business model at Polychem, ConMat's first acquisition, and apply the methodology to future acquisitions more quickly and efficiently. ConMat is currently directing the selection and installation of an Enterprise Resource Planning ("ERP") system (including new software, hardware and business practices) and business-to-business ("B2B") capabilities that are intended to create customer and shareholder value by improving Polychem's level of customer service, competitive position as well as reduce design, production, selling and administrative costs as a percentage of sales. Additionally, ConMat is evaluating ways of making Polychem a variable cost operation. Such a step, which could make Polychem more competitive, includes both the evaluation of product outsourcing alternatives and the profitability of individual product lines.

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

Potential New Products. In January 2000 ConMat entered into an agreement with TEDCO, Inc. ("TEDCO") to assist in the development of a new process technology capability, extruded thermosets. Additionally, the agreement involves the development and commercialization of products utilizing this process technology. Under the terms of the agreement, ConMat owns the rights to all products resulting from the venture including any in development by TEDCO prior to the signing of the agreement. At present two products are under development. While no assurances can be given, management anticipates a commercial launch of these products sometime during 2001.

To augment this product line, ConMat acquired in February 2001, equipment and the rights to products which can be produced using the extruded thermoset technology. ConMat does not anticipate any material revenues from these products until 2002.

Polychem

General. Polychem is a wholly-owned subsidiary of ConMat. Polychem was originally formed in February 1995 by its former owner for the purpose of acquiring substantially all of the assets and business of The Polychem Division of The Budd Company. ConMat acquired Polychem on December 8, 1998. Polychem, which has been in business since 1955, develops and manufactures custom engineered plastic molded products, which are marketed primarily to wastewater treatment plants, as well as to other industrial users.

Water Treatment Products. Polychem's primary products include, among others, complete non-metallic rectangular clarifier component systems for water and wastewater treatment operations. Polychem's clarifier component systems are primarily used for the removal of sediment and solids from wastewater. The clarifier systems are, in effect, settling tanks through which water passes, allowing suspended solids to settle. These systems are comprised of non-metallic chain, sprockets, stub shafts, wear shoes and other products fabricated to customer specifications. The majority of the balance of Polychem's products are produced for use in a complete system of wastewater treatment clarifier equipment that Polychem sells to its customers. Such a complete system is usually built to customer specifications and sold under an order selected from competitive bids. The "reaction injection molded" nylon products and the injected molded products account for between 80% and 90% of Polychem's sales; compression molded products comprise the balance of the business. The average life expectancy of Polychem's typical products is ten years. The cost of Polychem's systems varies based on the scope of the system and the end user modifications required. The cost of a system generally ranges from $20,000 to $45,000. In addition to its existing products, Polychem continues to explore new product applications. Polychem currently has two wastewater treatment products in the feasibility study stage.

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

Specialty Products.  Polychem also produces:

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

Prior to 2000 Polychem had progressively reduced emphasis on such specialty products in favor of expansion of wastewater treatment products. In February 2000, ConMat made a strategic decision to rejuvenate this line of products. To help reestablish market share, ConMat embarked on a series of new market expansion programs. ConMat operates the specialty products line as a separate division with dedicated sales, engineering and production resources. This renewed focus on specialty products has resulted in a reversal of the prior year's sales decline. Management anticipates that the specialty products line will make an increasing contribution to future profitability.

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

Marketing and Customers. Polychem was originally a manufacturer of a complete line of industrial laminates, automotive timing gears, vulcanized fiber and teflon and silicon tape. In the early 1980's, Polychem identified the wastewater treatment industry as a potential market and began to shift its focus to manufacturing products designed for such market. By 1992, wastewater products became Polychem's dominant revenue producer and presently the revenues from wastewater products comprise 85% of Polychem's annual sales volume. The wastewater treatment market is global in nature, and Polychem presently sells products internationally in Western Europe, Asia, South America, Eastern Europe, the Middle East, Africa and Australia.

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

Polychem markets its plastic chain, cast nylon buckets, steel mill bearings and compression molded phenolics primarily through distributors. The balance of its products, including its wastewater treatment component systems, are sold primarily through Polychem's internal sales force, which consists of ten employees. Domestic distributors are paid a percentage of sales ranging from 5% to 15%. Internationally, distributors are compensated principally on a buy and sell basis. In effect, Polychem sells to the distributor who, in turns, resells to the ultimate buyer. The distributor earns the difference between its purchase price and the sales price to the buyer. Polychem's internal sales force receives a base salary and a bonus based on their individual and ConMat's overall performance. In its most recent fiscal year, Polychem's sales force generated approximately 42% of its annual sales revenue, international distributors accounted for approximately 38% and domestic distributors accounted for approximately 20%. Domestic revenues were approximately 62% and international revenues were approximately 38% in the 2000 fiscal year.

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

Polychem believes that it has two significant competitors in the area of non-metallic rectangular wastewater clarifier systems, of which it considers Envirex to be the most significant. Polychem believes that it and Envirex each possess approximately 30% of this market. However, while Polychem provides products only to clarifier systems in wastewater plants, Envirex has a much broader line of wastewater treatment products that encompasses all of the major processes in a treatment plant. Envirex's broader line allows it to bid for larger portions of projects and to use certain products as loss leaders. NRG is Polychem's other competitor, and has a smaller share of the clarifier market. Polychem believes that it has three competitors in the market for nylon buckets and five competitors in the market for table-top chains. Polychem has an approximate 40% share of the nylon bucket market, while its closest competitor has an approximate 30% market share. The dominant competitor in the tabletop chain market, Rexnard, holds an approximate 80% market share, while Polychem has an approximate 5% share.

ConMat's long-term goals for Polychem include solidifying Polychem's reputation as a leading provider of quality wastewater treatment equipment products; increasing sales of its traditional products by improving existing product lines; and seeking new wastewater treatment products to supplement its current line. Additionally, ConMat seeks to make Polychem the low cost provider and is evaluating outsourcing opportunities to achieve this goal.

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

Occasionally, there are minor and isolated spills of heat transfer oil, capolactin and phenolic resins. The latter two quickly solidify at room temperature and the hardened material is removed to an approved landfill. Spills of heat transfer oil are cleaned and properly disposed of with other waste products by a licensed outside processor. Polychem submitted a revised spill prevention and response plan to the Pennsylvania Department of Environmental Resources in May 1994 to which no comments have been received as to date.

Polychem has occupied its Phoenixville, Pennsylvania property since 1974. The property was first used as a silk mill in the early part of this century and then as a manufacturing site for felt carpet padding. Three environmental audits that have been conducted since 1995 as part of customary due diligence in financing transactions have not revealed contamination. An environmental audit was commissioned by Congress Financial Corporation in conjunction with the purchase of Polychem by The Eastwind Group in 1995. A second environmental study was commissioned by Fidelity Funding in connection with a financing commitment in 1997. A third environmental study was commissioned by GE Capital Corporation in connection with their refinancing in 1998.

Employees. Polychem employs 76 employees, of whom 45 are employed on an hourly basis. Hourly employees are members of United Textile Workers of America, AFL-CIO, Phoenixville Plastic Makers' Union, Local No. 130. Most are semi-skilled workers. The current union contract expires at the end of September 2002.

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

Information Technology. ConMat is leading Polychem's information technology advancement by providing guidance and direction in the development of a B2B e-commerce platform that will be integrated with the primary ERP system Polychem is installing. The B2B e-commerce platform is being designed to enable customers to interact directly with Polychem and will include features that will automate requests for quotes, order processing as well as order, invoice and payment inquiries. The B2B e-commerce platform will also include a portal for vendors to communicate with Polychem improving vendor performance and reducing costs. ConMat and Polychem have selected an ERP system and expect to complete the installation of the selected system in 2001. Management expects the ERP system will reduce material costs, improve manufacturing efficiencies and provide better information for decision making.

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

Polychem employs eight application engineers who use computer aided design equipment to design custom wastewater treatment non-metallic rectangular clarifier systems or to alter existing clarifiers to meet changing specification requirements. All new products are evaluated for patent protection. Polychem was granted a patent for a grit bucket system, which is now undergoing marketing development. To date, five successful applications for the system have been found, the most significant of which is to function as part of a grit collection system in wastewater treatment where it will be used to remove sand and gravel from effluent before it reaches the clarifier. Polychem incurred $225,000 and $160,000 on product research, engineering and development costs during the years ended December 31, 2000 and 1999, respectively.

Debt and Encumbrances. On September 30, 1998, Polychem entered into a Loan and Security Agreement with General Electric Capital Corporation, which provides for a three-year, $3,500,000 revolving line of credit and a three-year term loan of $1,500,000. On August 25, 1999, the revolving line of credit was increased to $5,000,000. The revolving line of credit and the term loan originally were secured by a mortgage on Polychem's Phoenixville, Pennsylvania facility, which mortgage lien was released in connection with the Public School Employees' Retirement Board financing described below. The term loan is secured by Polychem's equipment. The revolving line of credit is secured by accounts receivable and inventory. Advances under the revolving line of credit are subject to a lending formula limiting the availability of funds to the total of
(i) 80% of eligible accounts receivable, less the amount by which contractual holdbacks (i.e., amounts that customers are entitled to hold back until completion of a project) in favor of account debtors on eligible accounts exceeding $250,000, plus (ii) the lesser of $750,000 or 50% of eligible inventory (less a $300,000 reserve). Interest rates on the loan are at a rate of 4.75% in excess of the 30-day dealer commercial paper rate on the revolving line of credit, 9.75% at April 1, 2001, and 6.50% in excess of the 30-day dealer commercial paper rate for the term loan, 11.5% at April 1, 2001.

Interest on the revolving line of credit and term loan is payable monthly. Polychem's collections of accounts receivable are deposited with General Electric Capital Corporation under a lockbox arrangement and applied to reduce the balance of the revolving line of credit, which then may be drawn against subject to availability. The principal balance of, and all accrued interest on, the revolving line of credit is due and payable September 30, 2001. In the event that Polychem has cash flow for any fiscal year in excess of capital expenditures paid for from operations, interest expense, taxes and scheduled debt repayments, 25% of such excess must be applied first to repay the term loan and then to reduce the outstanding balance under the revolving line of credit. As of March 31, 2001, availability under the line of credit was $2,780,000 and outstanding borrowings were $2,710,000. In connection with the Public School Employees' Retirement Board financing described below, General Electric Capital Corporation agreed to restructure the payment schedule on the remaining balance of its term loan to provide for 25 monthly payments of $8,000 and a final payment on September 30, 2001 of $212,000. As of March 31, 2001 the outstanding balance of the General Electric Capital Corporation term loan was $252,000.

On August 25, 1999, Polychem received a $1,880,000 term loan from the Public Employes' Retirement Board, secured by a mortgage on Polychem's Phoenixville, Pennsylvania facility. $813,000 of the net proceeds of the loan was applied to reduce the outstanding balance of the General Electric Capital Corporation term loan and the remaining $996,000 of net proceeds was applied to reduce the outstanding balance of the General Electric Capital Corporation revolving line of credit. The Public School Employes' Retirement Board loan is for a term of 10 years. The interest rate on the Public School Employes' Retirement Board loan is 8.5% for the first five years, and thereafter is 350 basis points above the 5 year U.S. Treasury Note Yield Rate as of the end of the first five years. Principal and interest are payable in equal monthly installments based on a 25 year amortization schedule, with a balloon payment September 1, 2009 equal to outstanding principal balance plus accrued interest. As of March 31, 2001, the outstanding balance of the Public School Employes' Retirement Board term loan was $1,843,092.

Polychem executed a $1,626,294 promissory note to The Budd Company on March 10, 1995 as part of the purchase price of the Polychem Division of Budd. The outstanding principal balance of this note as of March 31, 2001 was $975,776. The note accrues interest at 8%, payable quarterly. The principal balance is payable in 20 equal quarterly installments, commencing March 31, 1998, provided that Polychem may defer up to 25% of any payment if the payment would exceed Polychem's net cash flow for the preceding fiscal quarter. The Budd note is unsecured.

Item 2. Description of Properties.

Polychem operates from a 220,000 square foot facility in Phoenixville, Pennsylvania, which it owns, subject to a mortgage. See "ConMat-Polychem-Debt and Encumbrances." In July 1998, the property was appraised at $2.4 million by AccuVal Associates Incorporated, an independent appraiser. Polychem uses approximately 120,000 square feet for manufacturing and warehousing, and 20,000 square feet for offices. Polychem leases approximately 74,000 square feet of warehouse space to three tenants at rental rates ranging from $2.90 through $3.12 per square foot. Approximately 50,000 square feet is leased for five years with the balance leased for one year. Polychem also leases a tower located on the facility and approximately 1,000 square feet of warehouse space to three cellular phone operators. Combined annual lease income from the tower is $48,600. Two of the tower leases have ten-year terms and one lease has a five-year term. An additional 5,000 square feet of warehouse space is available for lease at the facility. Management believes that Polychem's properties are adequately insured.

Item 3. Legal Proceedings.

ConMat is currently a defendant in an action originally filed on January 28, 1999, in Pennsylvania state court captioned John R. Thach v. The Eastwind Group, et al. On October 27, 2000, co-defendant, The Eastwind Group, Inc., filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code (U.S.B.C., E.D. Pa. Bankruptcy No. 00-33372 SR). The plaintiff removed the state court action to the United States Bankruptcy Court for the Eastern District of Pennsylvania on November 29, 2000 (U.S.B.C., E.D. Pa. Adversary No. 00-906). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the December 8, 1998 acquisition of Polychem declared null and void. Among the other named defendants is Paul A. DeJuliis, President of ConMat and the former Chief Executive Officer of Eastwind. Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the State Court denied plaintiff's request for injunctive relief. Currently the plaintiff is seeking permission from the Bankruptcy Court to proceed with his litigation.

On January 22, 2001 the Bankruptcy Court appointed a Chapter 11 trustee to oversee and administer The Eastwind Group, Inc. bankruptcy. The bankruptcy trustee may assert claims against ConMat, including the claim made in the Thach case that the December 8, 1998 acquisition of Polychem was a fraudulent conveyance. Management of ConMat is currently in discussions with the bankruptcy trustee to resolve any potential claims.

ConMat is currently a defendant in a federal district court action filed on April 11, 2000, in the United States District Court for the Eastern District of Pennsylvania captioned Profutures Special Equities Fund, L.P. v. The Eastwind Group, et al. (U.S.D.C., E.D. Pa. Civil Action No. 00-CV-1888). ProFutures maintains that Eastwind and others violated federal and state securities laws and committed common law fraud in connection with the June 1998 purchase by ProFutures of $750,000 in Series C Convertible Preferred Stock of Eastwind. ProFutures seeks damages in the amount of $750,000 and seeks to have the acquisition of Polychem by ConMat declared null and void. Among other named defendants is Paul A. DeJuliis, President of ConMat and former Chief Executive Officer of Eastwind. ConMat, Paul A. DeJuliis and two other former officers of Eastwind filed a Motion to Dismiss the Complaint on May 25, 2000 and ProFutures responded. Before the court issued a ruling on that motion, co-defendant Eastwind filed for bankruptcy in November 2000 and the case was stayed. Nothing further has occurred in this case.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The common stock of ConMat has been quoted on the Nasdaq OTC Bulletin Board since December 21, 1998 under the symbol "CNMT". The following table shows quarterly low and high bid information for the common stock from December 21, 1998 through March 31, 2001:

                                            Low Bid           High Bid
                                            -------           --------
                  2001
                  ----

                  First Quarter              $0.12              $0.49

                  2000
                  ----

                  First Quarter              $3.125             $5.50
                  Second Quarter              2.00               5.75
                  Third Quarter               1.125              4.00
                  Fourth Quarter              0.25               1.625

                  1999
                  ----

                  Fourth Quarter             $3.50              $5.00
                  Third Quarter               3.03               5.00
                  Second Quarter              3.00               3.00
                  First Quarter               1.63               4.00

                  1998
                  ----

                  Fourth Quarter(1)          $1.50              $2.125

(1) Commencing December 21, 1998.

Market quotations reflect inter-dealer prices, without retail markups, markdown or commissions and may not necessarily reflect actual transactions. As of December 31, 2000, there were 2,963,083 shares of common stock outstanding held by approximately 16 holders of record.

ConMat has never paid a cash dividend on its common stock and does not plan to pay any cash dividends on its common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis.

Background and Basis of Presentation
The following discussion and analysis should be read in conjunction with ConMat's consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future.

Results of Operations

For the Fiscal Year Ended December 31, 2000 as compared to the Fiscal Year Ended December 31, 1999.

The following table provides certain statement of operation items as a percentage of net sales for the fiscal years indicated:

                                                         Twelve Months
                                                       Ended December 31
                                                      --------------------
                                                      2000           1999
                                                      -----          -----
Net Sales                                             100.0%         100.0%
Cost of Goods Sold                                     76.6           70.2
Gross Profit                                           23.4           29.8
Selling and Administration                             17.4           22.1
Interest Expense                                        3.8            4.4
Other Expense                                           2.0            0.5
Income Tax Expense                                      0.2            0.9
                                                      -----          -----
Net Income                                              0.0%           1.9%
                                                      =====         =====

Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

Total revenues increased $1,774,000 or 14.9% to $13,695,000 for the year ended December 31, 2000 from $11,921,199 for the year ended December 31, 1999. Polychem ended the year 2000 with an order backlog of $7,700,000 compared to $7,200,000 at the end of 1999, an increase of 6.9%.

Gross profit decreased by $353,000 or 17.4% to $3,201,000 for the year ended December 31, 2000 from $3,555,000 for the comparable period in 1999. Gross profit decreased as a percentage of sales to 23.4 % for the year ended December 31, 2000 from 29.8% from the year earlier period. The decrease in gross margin is the direct result of several large customer orders with significant unexpected manufacturing inefficiencies. These customer orders were from projects bid in 1999 and anticipated the ability to develop special tooling and molds to address certain customer requirements. However, as a result of time pressures and technological difficulties, a significant amount of the production process yielded extremely low material utilization as well as extensive unfavorable variances in manufacturing labor and overhead. In addition, one large international customer requested very specific manufacturing tolerances that exceeded the Company's normal operating specifications and required specialized processes, resulting in a lower gross profit margin. Lastly, in the final stages of completing a large customer order for delivery to the west coast of the U.S., a problem with one of ConMat's large vendors created cost over-runs that were unanticipated.

There were also less significant increases in expenses as the result of increased direct labor cost and associated overhead relating to the labor agreement signed late in the last quarter of 1999 as well as the addition of product design support personnel. Despite the negative impact of the unexpected manufacturing inefficiencies and lower gross profit margins, ConMat continues to focus on improving plant capacity utilization, increased plant mechanization through new equipment purchases and other cost saving measures. An aggressive procurement program was initiated earlier in the year that has helped to lower material costs. Management views the results for the year ended December 31, 2000 as having been caused by one-time operating inefficiencies that have been identified and are being addressed. The effect of these inefficiencies was to decrease gross margins by approximately $250,000 during the year. While the current year's results were negatively impacted by these situations, a compensating factor was improvement in level of quality and customer satisfaction, which management believes will lead to increased future orders from the customers in question. Despite these negative factors that reduced the overall year's profitability during the final three months of the year 2000 gross profit levels returned to the levels experienced during the first six months of fiscal year 2000.

Selling and administrative expenses decreased by $252,000 or 9.6% to $2,381,000 for the year just ended from $2,632,000 for the comparable period in 1999. As a percentage of revenues, selling and administrative expenses decreased to 17.4% for the year ended December 31, 2000 from 22.1% of total revenues for the comparable period in 1999. This decrease is primarily attributable to reduction of administrative employees from earlier in 2000 with slight increases associated with the development of ConMat's e-business platform and the costs associated with ConMat's reporting obligations as a public company. ConMat has also been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The expenses incurred in the fiscal year 2000 are higher by approximately 15% from the year earlier period. Management believes that Pacific Rim is an excellent market for its product line and anticipates that these expenditures will produce significant future sales orders.

There have also been significant increases in corporate expenses relating to increases in professional fees associated with the ConMat's status as a publicly traded company as well as legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem. Management believes that the expenditures for professional fees in both of these areas will begin to decrease over the next six months.

Interest expense for the year ended December 31, 2000 decreased slightly by $4,000 or 0.7%, to $526,000 from $530,000 for the comparable period in 1999. Interest costs as a percentage of total revenues decreased to 3.8% in the year ended December 31, 2000 compared to 4% in the year earlier period.

ConMat recognized a profit of $4,000 for fiscal year 2000 as compared to a profit of $224,000 for the year ended December 31, 1999. As a percentage of net revenues, net income decreased from 1.9% for the year ended December 31, 1999 as compared to 0.0% for the year ended December 31, 2000. As previously stated, Management believes that the operating results delivered during fiscal year 2000 are not indicative of the Company's prospective operations.

Liquidity and Capital Resources

ConMat's primary source of working capital is a credit facility of up to $5 million, subject to a lending formula limit, secured by Polychem's assets with borrowings limited to a percent of eligible receivables and inventory. At December 31, 2000 and December 31, 1999, ConMat was not in compliance with certain financial covenants associated with the General Electric Capital Corporation facility. These instances of noncompliance were waived by General Electric Capital Corporation. ConMat expects to comply with these covenants as sales and earnings are further developed in the business. However, there can be no assurance that ConMat will remain in compliance or that General Electric Capital Corporation will continue to waive any noncompliance. As of December 31, 2000, the maximum borrowing amount was $2,872,000 and the outstanding balance was $2,469,031. Management believes that ConMat has sufficient assets, equipment and facility to attain and absorb forecasted growth in revenues at Polychem. ConMat has no commitments for significant capital expenditures in the foreseeable future. Management believes that ConMat's cash and capital resources, together with cash flow from operations, will be sufficient to finance current and forecasted operations including its capital spending and research and development needs. ConMat is, however, actively seeking potential strategic acquisitions and, depending on the size and terms of any such acquisitions, additional financing, including equity infusions, may be required.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities. The company's current ratio at December 31, 2000 was 1.01 as compared to 1.24 at December 31, 1999. Working capital at December 31, 2000 was $59,000 as compared to $1,167,000 at December 31, 1999. The two primary factors associated with the large decrease in working capital are the increased expenditures in property, plant and equipment and an increase in the Company's current portion of long-term debt.

ConMat's cash position increased $51,446 during fiscal year 2000. Net cash provided by operating activities during fiscal year 2000 was $585,935 as compared to net cash used in operating activities in fiscal year 1999 of $836,071. The change is principally attributable to a much smaller increase in accounts receivable as compared to fiscal year 1999. Net cash used in investing activities increased from $41,910 in fiscal year 1999 to $447,218 during the most recent fiscal year end as a result of higher levels of capital spending on property and equipment at Polychem in fiscal year 2000. During fiscal year 2000, net cash used in financing activities was $87,271 as compared to $950,143 net cash provided by financing activities in fiscal year 1999. The primary cause of the large increase in financing sources during fiscal 1999 related to the mortgage obligation re-financing.

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

On January 26, 2000, ConMat's board of directors of ConMat approved the engagement of Cogen Sklar LLP as the principal accountant to audit ConMat's financial statements. During ConMat's two most recent fiscal years and the subsequent period prior to such appointment, ConMat has not consulted Cogen Sklar LLP regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Certain information concerning the present directors and executive officers of ConMat is set forth below. The term of office for each director is one year or until the date of ConMat's next meeting of shareholders, at which time elections are held for each seat on the Board of Directors.

Name and Age                                                  Description
------------                                                  -----------
Paul A. DeJuliis, 45................Mr. DeJuliis has been Chairman of the Board of Directors and Chief Executive Officer of ConMat
                                    and Polychem since December, 1998. Prior to such time and since 1991, Mr. DeJuliis was Chairman and Chief Executive Officer of The Eastwind Group, Inc., a publicly traded holding company.
                                    Previously, Mr. DeJuliis was a partner in Phoenix Management Services, Inc., a turnaround consulting firm (1989-91), Vice-President, Corporate Finance for Colmen & Co., a national investment banking firm (1987-89), and Manager, Corporate Turnaround Consulting Group for
                                    Coopers & Lybrand (1986-87). Mr. DeJuliis has a B.S. in finance and accounting from the
                                    University of Delaware. He is also a certified public accountant.

Richard R. Schutte, 52..............Mr. Schutte has served in his current position as President, Chief Operating Officer of ConMat and Polychem since April, 2000 and has been a member of the Board of Directors since June, 2000.
                                    From May, 1999 until such time, Mr. Schutte was Vice President of Marketing and Business
                                    Development of Polychem. From 1998 until May, 1999 Mr. Schutte was a principal in Skipping
                                    Stone, Inc., a consulting firm. From 1996 to 1997, Mr. Schutte was President of Cot'nWash, Inc.
                                    , a start-up consumer products company. From 1995 to 1996, Mr. Schutte was a principal of
                                    Cheswold Group, Inc., a consulting firm. Prior to such time and since 1973, Mr. Schutte held various positions at Kimberly-Clark Company (formerly Scott Paper Company), most recently Global
                                    Category Leader, Wet Wipes Division.

Edward F. Sager, Jr., 53............Mr. Sager has been a member of the Board of Directors of ConMat since December, 1998. Mr. Sager has been the President of Mentor Management Company, general partner of Mentor Special Situation
                                    Fund LP, an investment fund, and President of Mentor Capital Partners Ltd., a venture capital firm, since 1994.  From 1985 to 1994 Mr. Sager was President of Sager & Associates, a merchant banking firm providing access to venture capital for small to medium size companies.  He is a graduate of Lafayette College with a B.S. degree in Mechanical Engineering and he received an
                                    MBA in finance from New York University.


Thomas C. Morral, Jr., 40...........Mr. Morral has served in his current position as Vice President, Chief Financial Officer of
                                    ConMat and Polychem since October, 2000. Prior to joining ConMat, Mr. Morral held several long-term interim assignments. From January, 2000 through September 2000, Mr. Morral was acting
                                    Chief Financial Officer for Physician Verification Services, Inc., a start-up Internet company.
                                    From January, 1999 through January, 2000, Mr. Morral was interim Chief Financial Officer for
                                    KVB-Enertec, Inc., a systems integrator in emissions monitoring. From May, 1997 through
                                    December, 1998, Mr. Morral was interim Director of Accounting for BetzDearborn, Inc., a leader in the area of specialty chemicals. From July, 1996 through May, 1997, Mr. Morral was Vice
                                    President, Corporate Controller for National Media Corporation, a publicly traded infomercial company. Prior to such time, Mr. Morral had been Corporate Controller for DecisionOne
                                    Corporation, a publicly traded computer service and maintenance company and spent five years with Betz Laboratories, Inc., a publicly traded manufacturer of specialty chemicals, most recently as Assistant Vice President, Finance & Administration for the company's international based operations. Mr. Morral is a graduate of Elizabethtown College with a B.S. in Accounting and concentrations in computer science and economics. He is also a certified public accountant.

                         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires ConMat's directors, certain of its officers and persons who own more than ten percent (10%) of ConMat's Common Stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish ConMat with copies of these reports.

         Based on ConMat's review of the copies of these reports received by it, and representation received from Reporting Persons, ConMat believes that, all filings required to be made by the Reporting Persons for the period January 1, 2000 through December 31, 2000 were made on a timely basis.

Item 10. Executive Compensation

         The following summary compensation table sets forth the total annual compensation for the periods indicated paid to Paul A. DeJuliis, ConMat's Chief Executive Officer, the only executive officer who earned over $100,000 during the fiscal year ended December 31, 2000.

                                                                                                    Securities
                                               Fiscal                                Other          Underlying
         Name and Position                   Year Ended            Salary ($)     Compensation        Options
         -----------------                   ----------            ----------     ------------      ----------
Paul A. DeJuliis, Chairman & Chief       December 31, 2000          $178,680         9,504(2)           --
Executive Officer of ConMat and          December 31, 1999          $170,240         4,072(3)           --
Polychem                                 January 2, 1999              14,167(1)         --            250,000

-----------------

(1) Represents one month of salary at $170,000 per year.
(2) Consists of an automobile allowance and 401(k) matching contributions.
(3) Consists of an automobile allowance.


                                  Stock Options

         No options to purchase common stock of ConMat were granted to or exercised by Mr. DeJuliis during the fiscal year ended December 31, 2000. Based upon the closing market price of a share of ConMat's common stock on December 31, 2000 of $0.38, no options held by Mr. DeJuliis were "in the money" as of the end of the fiscal year. As of December 31, 2000, Mr. DeJuliis held options to purchase 250,000 shares of the ConMat's Common Stock, 50,000 of which were exercisable.

                              Employment Agreements


         On December 8, 1998, ConMat entered into a five-year Employment Agreement with Mr. DeJuliis. Under the agreement, Mr. DeJuliis is paid an annual base salary ranging from $170,000 to $250,000 depending on ConMat's annual net income. As additional incentive compensation, upon executing the Employment Agreement, Mr. DeJuliis received (i) 250,000 shares of common stock for an aggregate purchase price of $50,000, paid by delivery of a two-year promissory note at 5% interest and (ii) 250,000 options to purchase shares of common stock at an exercise price of $3.00 per share. 50,000 of the options are currently exercisable, 100,000 of the options are exercisable if ConMat realizes $750,000 in pre-tax income during a fiscal year and the remaining 100,000 options are exercisable if ConMat realizes $1,000,000 in pre-tax income during a fiscal year. All of the options are immediately exercisable upon a merger, sale of assets or other transaction resulting in a change of control in which the holders of shares of common stock receive not less than $5.00 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information concerning the beneficial ownership of ConMat's common stock as of April 30, 2001, by each director and ConMat's Chief Executive Officer, all directors and the Chief Executive Officer as a group, and each person known to ConMat to beneficially own 5% or more of its outstanding common stock.

              Name and Address of                    Amount and Nature of               Percentage of
                Beneficial Owner                   Beneficial Ownership (1)           Common Stock (1)
                ----------------                   ------------------------           ----------------
Paul A. DeJuliis                                          1,273,333 (2)                      41.9%
Franklin Avenue & Grant Street
Phoenixville, PA 19460

Edward F. Sager, Jr.                                        196,667 (3)                       6.2%
P.O. Box 560
Yardley, PA  19067

Richard R. Schutte                                           15,000 (4)                       *
Franklin Avenue & Grant Street
Phoenixville, PA 19460

Directors and Chief Executive Officer                     1,500,000 (2)(3)(4)                46.4%
(3 persons)

The Eastwind Group, Inc.                                    735,000 (5)                      19.7%
275 Geiger Road
Philadelphia, PA  19115

Odyssey Capital Group, L.P.                                 382,500 (6)                      11.3%
950 West Valley Rd., Suite 2902
Wayne, PA 19087

The Eastwind Group, Inc.                                    925,000                          31.0%
     Shareholder Trust
c/o Paul A. DeJuliis
Franklin Avenue & Grant Street
Phoenixville, PA 19460

Mentor Special Situation Fund, L.P. (7)                     166,667(8)                        5.3%
P.O. Box 560
Yardley, PA  19067

The DAR Group, Inc.                                         240,000                           8.0%
30 Broad Street, 43rd Floor
New York, NY


------------------
* Less than 1%

(1) Based upon 2,988,083 shares of common stock issued and outstanding as of April 30, 2001, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2) Includes 50,000 shares issuable upon the exercises of options. Includes 925,000 shares held by The Eastwind Group, Inc. Shareholder Trust, of which Mr. DeJuliis is Trustee, as to which he disclaims beneficial ownership. If such 925,000 shares were not included in calculating Mr. DeJuliis' beneficial ownership, Mr. DeJuliis would be deemed to beneficially own 11.5% of ConMat's common stock.

(3) Includes 22,500 shares issuable upon the exercise of warrants held by Mr. Sager, 166,667 shares issuable upon the exercise of warrants held by Mentor Special Situation Fund, L.P., of which Mr. Sager is a general partner, and 7,500 shares of common stock issuable upon exercise of warrants held by George Stasen, a partner of Mr. Sager.

(4) Consists of shares of common stock jointly owned with Mr. Schutte's spouse.

(5) Consists of shares issuable upon conversion of Series A convertible preferred stock.

(6)      Consists of shares of common stock issuable upon exercise of warrants.

(7) Edward F. Sager, Jr., a director of ConMat, is a general partner of Mentor Special Situation Fund, L.P.

(8)      Consists of shares of common stock issuable upon exercise of warrants.


Item 12. Certain Relationship and Related Transactions.

         In connection with the December 8, 1998 acquisition of Polychem by ConMat, The Eastwind Group, Inc. issued to Polychem a promissory note in the amount of $940,000, secured by the pledge of 313,333 shares of Series A convertible preferred stock. This note accrued interest at 8% per year and principal and interest were due and payable November 30, 2000. Eastwind defaulted under the terms of the note as a result of a default by Eastwind on a guarantee of an unrelated debt obligation and as a result of a material adverse change in Eastwind's financial condition. Following such default, ConMat sought to foreclose on the pledged shares. Pursuant to a Settlement Agreement dated June 29, 1999, Eastwind transferred the pledged shares to Polychem in exchange for cancellation of the note. The amounts previously paid to Eastwind have been accounted for as distributions by Polychem to Eastwind in the form of dividends. For financial accounting purposes, the return of the pledged shares was treated as a reduction in the number of shares of Series A convertible preferred stock issued to Eastwind in connection with the acquisition of Polychem and in the number of Series A convertible preferred stock outstanding.

Item 13. Exhibits List and Reports on Form 8-K.

(A) Exhibits

The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibit requirements of Regulation S-B.

Exhibit
Number     Description
------     -----------
3.1        Articles of Incorporation of ConMat Technologies, Inc.***
3.2        By-laws of ConMat Technologies, Inc.*
4.1        Specimen common stock certificate.*

4.2        Specimen series A preferred stock certificate.*
4.3        Specimen series B preferred stock certificate.*
4.4        Series A warrant from ConMat to Mentor Special Situation Fund, L.P.
           dated December 8, 1998.*
4.5 Series B warrant from ConMat to Mentor Management Company dated December 8, 1998.*
4.6        Option Agreement between ConMat and Paul A. DeJuliis dated December
           8, 1998.*
10.1 Employment Agreement between ConMat and Paul A. DeJuliis dated December 8, 1998.*
10.2 Loan and Security Agreement between Polychem and General Electric Capital Corporation dated September 30, 1998.*
10.3 $3,500,000 Revolving Credit Note payable by Polychem to General Electric Capital Corporation dated September 30, 1998.*
10.4 $1,500,000 Term Note payable by Polychem to General Electric Capital Corporation dated September 30, 1998.*
10.5 Stock Pledge Agreement between ConMat and General Electric Capital Corporation dated December 8, 1998.*
10.6 Guarantee dated December 8, 1998 between ConMat and General Electric Capital Corporation.*
10.7 Waiver and Amendment Agreement among General Electric Capital Corporation, ConMat, Polychem and Eastwind.*
10.8 $1,626,294 Term Note payable by Polychem to The Budd Company dated March 10, 1995.*
10.9 Mortgage and Security Agreement between Polychem and General Electric Capital Corporation.*
10.10 Share Exchange Agreement between ConMat and Eastwind dated December 8, 1998.**
10.11 Eastwind Stockholder Trust Agreement between Eastwind and Paul A. DeJuliis dated December 7, 1998.**
10.12 Waiver and Amendment Agreement between General Electric Capital Corporation and Polychem dated August 25, 1999.**
10.13 Amended and Restated Term Note dated August 25, 1999 payable by Polychem to General Electric Capital Corporation.**
10.14 Amended and Restated Revolving Credit Note dated August 25, 1999 payable by Polychem to General Electric Capital Corporation.**
10.15 Guarantor Reaffirmation Agreement dated August 25, 1999 between ConMat and General Electric Capital Corporation.**
10.16 Balloon Mortgage Note dated August 25, 1999 payable to Public School Employes' Retirement Board by Polychem.**
10.17 Open End Mortgage and Security Agreement between Polychem and Public School Employes' Retirement Board dated August 24, 1999.**
10.18 Loan Guaranty and Suretyship Agreement between Polychem and Public School Employes' Retirement Board dated August 24, 1999.**
10.19 Mortgagee's Waiver and Consent dated August 25, 1999 between Public School Employes' Retirement System, Polychem and General Electric Capital Corporation.**
11 Computation of Per Share Earnings (included in Financial Statements on Pages F-5, F-12 and F-13)
21         Subsidiaries of ConMat.***

----------
* Incorporated by reference to Form 10-SB file no. 0-30114 filed April 27, 1999 and Amendment No. 1 filed June 16, 1999.

**         Incorporated by reference to Amendment No. 1 to Form 10-SB file no.
           0-30166 filed August 30, 1999.

*** Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-91753) filed on November 30, 1999.

           (B) Reports on Form 8-K

           None

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on April 26, 2001.

                             CONMAT TECHNOLOGIES, INC.

                             By: /s/ Paul A. De Juliis
                                 Paul A. De Juliis, Chairman of the Board of
                                 Directors and Chief Executive Officer


                             By: /s/ Thomas C. Morral, Jr.
                                 Thomas C. Morral, Jr., Vice President and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on April 26, 2001.

/s/ Paul A. De Juliis        Chairman of the Board of Directors and
---------------------        Chief Executive Officer
Paul A. De Juliis


/s/ Edward F. Sager, Jr.     Director
--------------------------
Edward F. Sager, Jr.

/s/ Richard R. Schutte       Director
--------------------------
Richard R. Schutte

                    ConMat Technologies, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                       With Report of Independent Auditor

                                                                                          Page
                                                                                          ----
Report of Independent Auditor                                                              F-1

Consolidated Financial Statements

   Consolidated Balance Sheets                                                             F-2
   Consolidated Statements of Operations                                                   F-3
   Consolidated Statements of Changes in Stockholders' Equity (Deficiency)              F-4 - F-5
   Consolidated Statements of Cash Flows                                                   F-6
   Notes to Consolidated Financial Statements                                              F-7

               Report of Independent Certified Public Accountants

Board of Directors
ConMat Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ConMat Technologies, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConMat Technologies, Inc. and Subsidiary as of December 31, 2000 and 1999 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                 COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
March 7, 2001

ConMat Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                             December 31            December 31
                               ASSETS                                           2000                   1999
                                                                             -----------           ------------
Current Assets:
   Cash and cash equivalents                                                   $   153,038            $   101,592
   Accounts receivable - net                                                     4,744,077              4,569,426
   Inventories                                                                   1,478,185              1,275,042
   Prepaid expenses                                                                269,178                 58,341
                                                                               -----------            -----------
                                                 Total Current Assets            6,644,478              6,004,401
Property, Plant & Equipment - net                                                1,227,409              1,010,748
Deferred Income Taxes                                                               78,493                 78,493
Other Assets                                                                       270,858                264,696
                                                                               -----------            -----------
                                                         Total Assets          $ 8,221,238            $ 7,358,338
                                                                               ===========            ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                              $ 2,469,031            $ 2,127,628
   Current portion of long-term debt                                               789,338                444,641
   Current portion of capital lease obligations                                     64,743                 95,461
   Accounts payable                                                              2,711,097              1,722,364
   Accrued expenses                                                                551,219                447,778
                                                                               -----------            -----------
                                            Total Current Liabilities            6,585,428              4,837,872

Long-Term Debt                                                                   2,149,064              2,775,771
Obligations Under Capital Leases                                                    33,818                 86,625
Other Liabilities                                                                  168,969                176,900
                                                                               -----------            -----------
                                                    Total Liabilities            8,937,279              7,877,168

Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value,
      1,500,000 shares authorized,
      713,250 and 1,073,333 shares
      issued and outstanding                                                           713                  1,073
   Series B Preferred Stock - $.001 par value,
      166,667 shares authorized, issued and outstanding                            500,000
                                                                                                          500,000
   Series C preferred stock - $.001 par value, 446,150
      shares authorized,  382,500 issued and outstanding                               383
                                                                                                                -
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,963,083 and 2,250,000 shares issued,
      2,742,258 and 2,250,000 outstanding                                            2,963                  2,250
   Additional paid-in capital                                                      195,687               (666,986)
   Accumulated deficit                                                            (300,949)              (305,167)
   Cost of common shares in treasury - 220,825 shares                              (96,838)
                                                                                                                -
   Less: Receivables for shares sold                                              (900,000)               (50,000)
         Receivable relating to Eastwind claim                                    (118,000)
                                                                               -----------            -----------
                                       Total Stockholders' Deficiency             (716,041)              (518,830)
                                                                               -----------            -----------
                       Total Liabilities and Stockholders' Deficiency          $ 8,221,238            $ 7,358,338
                                                                               ===========            ===========

The accompanying notes are an integral part of these financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

                                                                           Twelve Months Ended December 31
                                                                                2000              1999
                                                                           -------------      ------------
Net Sales to Customers                                                       $13,695,058      $11,921,199
Cost of Goods Sold                                                            10,493,578        8,366,225
                                                                             -----------      -----------
                                                            Gross Profit       3,201,480        3,554,974

Selling, General and Administrative Expenses                                   2,380,637        2,632,628
Corporate Expenses                                                               510,059          265,895
                                                                             -----------      -----------
                                                        Operating Income         310,784          656,451

Other Income (Expense):
   Interest expense                                                             (526,462)        (530,178)
   Rental income                                                                 247,096          206,042
                                                                             -----------      -----------
                                               Income Before Tax Expense          31,418          332,315

Income Tax Expense                                                                27,200          108,000
                                                                             -----------      -----------
                                                              Net Income           4,218          224,315

Dividends on preferred shares                                                    (87,754)         (40,000)
                                                                             -----------      -----------
                    Net (loss) earnings available to common shareholders     $   (83,536)     $   184,315
                                                                             ===========      ===========

Net (loss) earnings per Common Share:
      Basic                                                                  $     (0.04)     $      0.08
                                                                             ===========      ===========

      Diluted                                                                $     (0.04)     $      0.07
                                                                             ===========      ===========

Weighted average number of common shares outstanding:

      Basic                                                                    2,365,371        2,250,000
                                                                             ===========      ===========

      Diluted                                                                  2,365,371        3,211,912
                                                                             ============     ===========

The accompanying notes are an integral part of these financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) Years Ended December 31, 2000 and 1999

                                              Common stock            Series A preferred stock   Series B preferred stock
                                        --------------------------  ---------------------------  --------------------------
                                          Shares        Amount        Shares         Amount        Shares        Amount
                                        ------------  ------------  ------------  -------------  ------------  ------------
Balance, January 2, 1999                  2,250,000       $ 2,250     1,386,666        $ 1,386             -      $      -

Return of pledged Series A
   preferred stock                                                     (313,333)          (313)
Reclassification of Series B
   preferred stock                                                                                   166,667       500,000
                                          ---------       -------     ---------        -------       -------      --------
Balance, December 31, 1999                2,250,000                   1,073,333                      166,667
                                                            2,250                        1,073                     500,000
Conversion of common shares
   and series A preferred shares
   for series C preferred shares            (75,000)          (75)     (285,000)          (285)
Conversion of series A preferred
   shares into common shares                313,000           313
Conversion of series A preferred
   shares into common shares                 75,083            75       (75,083)           (75)
Issuance of common shares
   in exchange for note                     400,000           400
                                          ---------       -------     ---------        -------       -------      --------
Balance, December 31, 2000                2,963,083       $ 2,963       713,250        $   713       166,667      $500,000
                                          =========       =======     =========        =======       =======      ========

                                                                          Cost of common
                                         Series C preferred stock       shares in treasury
                                        --------------------------  ---------------------------
                                          Shares        Amount        Shares         Amount
                                        ------------  ------------  ------------  -------------
Balance, January 2, 1999                          -        $    -             -     $        -

Return of pledged Series A
   preferred stock
Reclassification of Series B
   preferred stock
                                           --------        ------       -------     ----------
Balance, December 31, 1999                        -             -             -              -

Conversion of common shares
   and series A preferred shares
   for series C preferred shares            382,500           383
Purchase of treasury shares                                             220,825        (96,838)
                                           --------        ------       -------     ----------
Balance, December 31, 2000                  382,500        $  383       220,825     $  (96,838)
                                            =======        ======       =======     ==========

The accompanying notes are an integral part of these financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -
  Continued
Years Ended December 31, 2000 and 1999

                                                                      Notes       Receivable       Total
                                        Additional    Accumulated   receivable    relating to    stockholders'
                                          paid-in      earnings     for shares      Eastwind        equity
                                        capital, net   (deficit)       sold          claim       (deficiency)
                                        ------------  ------------  ------------  -------------  -------------
Balance, January 2, 1999                 $(472,488)    $(489,482)    $ (50,000)    $        -     $(1,008,334)
Cash dividend on series B
   preferred stock                                       (40,000)                                     (40,000)
Return of pledged Series A
   preferred stock                             313                                                          -
Reclassification of Series B
   preferred stock                                                                                    500,000
Recapitalization costs                    (194,811)                                                  (194,811)
Net income                                               224,315                                      224,315
                                         ---------     ---------     ---------     ----------     -----------
Balance, December 31, 1999                (666,986)     (305,167)      (50,000)             0        (518,830)
Conversion of common shares
   and series A preferred shares
   for series C preferred shares               (23)
Conversion of series A preferred
   shares into common shares                  (313)
Sale of common stock                       297,500                    (250,000)                       47,500
Purchase of treasury shares                                                                          (96,838)
Expenses associated with
   equity transactions                     (34,091)                                                  (34,091)
Issuance of common shares
   in exchange for note                    599,600                    (600,000)
Eastwind claim receivable                                                           (118,000)       (118,000)
Net income                                                 4,218                                       4,218
                                         ---------     ---------     ---------     ----------     -----------
Balance, December 31, 2000               $ 195,687     $(300,949)    $(900,000)    $(118,000)     $ (716,041)
                                         =========     =========     =========     =========      ==========

The accompanying notes are an integral part of these financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

                                                                     Year Ended December 31
                                                                   ---------------------------
                                                                      2000            1999
                                                                   ----------      -----------
Cash Flows from Operating Activities:
   Net income                                                      $    4,218      $   224,315
   Adjustments to reconcile to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                263,116          308,210
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                         (174,651)      (1,794,144)
         Receivable relating to Eastwind claim                       (118,000)               -
         Inventories                                                 (203,138)        (115,497)
         Prepaid expenses                                            (210,837)          (7,996)
         Other assets                                                 (59,013)        (119,814)
      Increase (decrease) in liabilities
         Accounts payable                                             988,734          673,855
         Accrued expenses                                              95,506           (5,000)
                                                                   ----------      -----------
           Net Cash Provided By (Used In) Operating Activities        585,935         (836,071)

Cash Flows from Investing Activities:
   Purchase of property and equipment                                (403,397)         (34,153)
   Patent costs                                                       (43,821)          (7,757)
                                                                   ----------      -----------
                         Net Cash Used In Investing Activities       (447,218)         (41,910)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit                  341,403          728,996
   Repayments of term notes                                          (282,011)      (1,353,259)
   Repayments of capital lease obligations                            (83,526)        (118,419)
   Purchases of treasury stock                                        (96,838)               -
   Proceeds from sale of common stock                                  47,500                -
   Offering costs associated with equity transactions                 (34,091)               -
   Payments of Series B preferred dividends                                 -          (30,000)
   Proceeds from mortgage obligation                                        -        1,880,000
   Proceeds from capital lease obligations                             20,292           45,000
   Recapitalization costs                                                   -         (194,811)
   Other                                                                    -           (7,364)
                                                                   ----------      -----------
           Net Cash (Used In) Provided By Financing Activities        (87,271)         950,143

                       Net Increase in Cash & Cash Equivalents         51,446           72,162

Cash and Cash Equivalents at Beginning of Period                      101,592           29,430
                                                                   ----------      -----------
Cash and Cash Equivalents at End of Period                         $  153,038      $   101,592
                                                                   ==========      ===========

Supplemental Cash Flow Information:
   Cash paid for interest                                          $  520,862      $   527,155
                                                                   ==========      ===========
   Cash paid for income taxes                                      $   40,000      $         -
                                                                   ==========      ===========

The accompanying notes are an integral part of these financial statements

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

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

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

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

The Company incurred costs of $194,811 in 1999 related to the Acquisition. These costs were recorded as reductions to additional paid-in capital in connection with the reclassification of equity resulting from the recapitalization.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk Involving Cash

At December 31, 2000, the Company has no deposits with major financial institutions that exceed Federal Depository Insurance limits.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods. Work-in-process and finished goods include raw materials, direct labor, and a portion of manufacturing overhead. The Company's inventory is stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs were approximately $225,000 for the year ended December 31, 2000 and $160,000 for the year ended December 31, 1999.

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

Shipping Costs

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10 specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB #22, "Disclosure of Accounting Policies". The Company's product costs includes amounts for shipping and handling, therefore, it charges its customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and is included in Cost of Goods Sold.

Recent Accounting Pronouncements

In June 1998 SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued period. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000 SFAS No. 138 was issued, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133". SFAS No. 133 as amended by SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction period. The Company will adopt SFAS No. 133, as amended by SFAS No. 138, in the first quarter of fiscal year 2001. The Company does not use derivatives at the current time, and management does not anticipate the adoption of this standard to have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133, as amended by SFAS No. 138, will depend on the nature and purpose of the derivatives instruments in use by the Company at that time.

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must implement any applicable provisions of SAB 101 no later than the first quarter of fiscal year 2001. Management believes the Company's revenue recognition policies comply with the guidance contained in SAB 101 and therefore, the Company's results of operations will not be materially affected.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

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

The following are the basic and diluted earnings per share (EPS) computations for the periods presented:

                                                                  Year Ended December 31
                                                                ---------------------------
                                                                   2000             1999
                                                                -----------     -----------
Earnings per Share - Basic:
   Net income                                                   $    4,218      $  224,315
   Dividends on preferred shares                                   (87,754)        (40,000)
                                                                ----------      ----------
   Net (loss) income available to common shareholders           $  (83,536)     $  184,315
                                                                ==========      ==========

   Weighted average shares outstanding                           2,365,371       2,250,000
                                                                ==========      ==========

                            Basic (Loss) Earnings Per Share     $    (0.04)     $     0.08
                                                                ==========      ==========

Earnings per Share - Diluted:
   Net (loss) income available to common shareholders           $  (83,536)     $  184,315
   Dividends on preferred shares                                        --          40,000
                                                                ----------      ----------
   Income on common shares after
      assumed conversions                                       $  (83,536)     $  224,315
                                                                ==========      ==========

   Weighted average shares outstanding                           2,365,371       2,250,000
   Dilutive effect of preferred stock                                   --         883,332
   Dilutive effect of stock options and warrants                        --          78,580
                                                                ----------      ----------
      Diluted average shares outstanding                         2,365,371       3,211,912
                                                                ==========      ==========

                          Diluted (Loss) Earnings Per Share     $    (0.04)     $     0.07
                                                                ==========      ==========

Series A preferred stock, convertible into 798,875 and 1,073,333 shares of common stock was outstanding during the fiscal years ended December 31, 2000 and 1999, respectively. Common stock warrants associated with the Series B and Series C preferred stock providing for the purchase of 579,167 and 196,667 common shares were outstanding at December 31, 2000 and 1999, respectively. The exercise price of the warrants is $3.00 per warrant. The Company had stock options for the purchase of 375,000 and 425,000 common shares outstanding at December 31, 2000 and 1999, respectively. The Series A preferred stock, preferred stock warrants and the stock options were excluded from the computation of diluted earnings per share for the year ended December 31, 2000, since these securities were antidilutive as a result of the Company's loss available to common shareholders in that year.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

NOTE 4 - ACCOUNTS RECEIVABLE

                                                            December 31
                                                     --------------------------
                                                        2000            1999
                                                     ----------      ----------

Accounts receivable                                  $ 4,239,826    $ 4,122,248
Retainage receivables                                    564,251        507,178
Allowance for doubtful accounts                          (60,000)       (60,000)
                                                     -----------    -----------
                                                     $ 4,744,077    $ 4,569,426
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


NOTE 5 - INVENTORIES
                                                           December 31
                                                --------------------------------
                                                    2000                 1999
                                                ----------            ----------

Raw Materials                                   $  581,554            $  445,041
Work-in-process                                    630,314               497,332
Finished goods                                     266,317               332,669
                                                ----------            ----------
                                                $1,478,185            $1,275,042
                                                ==========            ==========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                                             December 31
                                      Estimated     ---------------------------
                                    Useful Lives         2000           1999
                                   -------------    -----------      ----------

Land                                    --          $    56,000      $   56,000
Buildings and equipment            10 - 15 years        968,826         968,826
Machinery and equipment             3 - 7 years         938,283         878,514
Construction in progress                                346,917          23,580
                                                    -----------      ----------
                                                      2,310,026       1,926,920
 Less accumulated depreciation                       (1,082,617)       (916,172)
                                                    -----------      ----------
                                                    $ 1,227,409      $1,010,748
                                                    ===========      ==========

Depreciation expense was $166,444 and $212,228 for the fiscal years ended December 31, 2000 and 1999, respectively.

Machinery and equipment as of December 31, 2000 and 1999, includes $514,569 and $493,236, respectively, of equipment under capital leases, with accumulated depreciation of $344,976 and $266,701, respectively.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

NOTE 7 - OTHER ASSETS

                                                             December 31
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------

Deferred financing, net                              $145,794           $173,854
Patents, net                                          125,064             90,842
                                                     --------           --------
                                                     $270,858           $264,696
                                                     ========           ========

NOTE 8 - LINE OF CREDIT AND LONG-TERM DEBT

On September 30, 1998, Polychem entered into a three year loan and security agreement (the Agreement) with a commercial lender which provided to Polychem a revolving credit line up to $3,500,000 based upon eligible accounts receivable and inventory, as defined. On August 25, 1999, the revolving credit line was increased to $5,000,000. The revolving credit line bears interest at the index rate, based on the rate for 30-day dealer paper, plus 4.75% (11.4% at December 31, 2000). The Agreement also provided for a term loan for $1,500,000, secured by equipment, with interest at the index rate plus 6.5% (13.15% at December 31, 2000). As of December 31, 2000 the outstanding balance on the revolving line of credit was $2,469,031. The Agreement expires on September 30, 2001 and the Company is in discussion with the lender to extend the credit facility.

On August 25, 1999, Polychem received proceeds of $1,880,000 pursuant to a 10-year mortgage loan containing a 25 year amortization schedule and a balloon payment due September 1, 2009, secured by Polychem's land and building in Phoenixville, Pennsylvania. The mortgage loan bears interest at 8.5% for the first five years and is adjusted to 3.5% above the 5-year U.S. Treasury Note Yield Rate at the end of the first five years. Polychem used $813,000 of the mortgage proceeds to reduce the term loan and $996,000 to reduce the revolving credit line. At December 31, 2000 and 1999, the Company was not in compliance with certain financial covenants contained in the Agreement with respect to $2,745,031 of obligations. These instances of noncompliance were waived by the commercial lender.

At December 31, 2000, there was approximately $400,000 available for advances under the revolving line of credit.

                                                                           December 31
                                                                   ----------------------------
                                                                      2000             1999
                                                                   ----------      ----------
Polychem term note payable to the Budd Company, interest
at 8%, principle payable in quarterly installments of $81,315
plus interest, commencing March 1998 through March 2003            $  813,148      $  975,776

Polychem note payable, interest at index rate plus 6.5%
(13.15% and 12.1% at December 31, 2000 and 1999,
respectively) in monthly installments of $8,000 plus interest,
with a final payment in September 2001 of $212,000                    276,000         372,000

Polychem 10-year mortgage note payable, interest at 8.5%
for the first five years, thereafter, 3.5% above the 5-year
Treasury Note yield at August 25, 2004, monthly payments
based upon a 25-year amortization schedule with a balloon
payment due September, 2009 of outstanding principal and
Interest                                                            1,849,254       1,872,636
                                                                   ----------      ----------
                                                                    2,938,402       3,220,412
Less current portion                                                 (789,338)       (444,641)
                                                                   ----------      ----------
                                                                   $2,149,064      $2,775,771
                                                                   ==========      ==========

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

Maturities on these obligations at December 31, 2000 are as follows:

              2001                                   $ 789,338
              2002                                     352,957
              2003                                      30,147
              2004                                      32,811
              2005                                      35,712
              Thereafter                             1,697,437
                                                    ----------
                                                    $2,938,402
                                                    ==========

The carrying amounts of the Company's long-term debt approximate their fair value as of December 31, 2000 and 1999. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

Interest expense of $502,045 and $505,126 related to the line of credit and long-term debt was charged to operations for the years ended December 31, 2000 and 1999, respectively.


NOTE 9 - CAPITALIZED LEASE OBLIGATIONS

The Company leases certain equipment under capital leases. The weighted average interest rate related to these capital leases was 10% in both fiscal 2000 and 1999. Interest expense of $13,836 and $21,944 on the capitalized lease obligations was charged to operations for the years ended December 31, 2000 and 1999, respectively. Future minimum lease payments as of December 31, 2000, are as follows:

                     2001                                 $  70,136
                     2002                                    25,439
                     2003                                    10,600
                     2004                                         -
                     2005                                         -
                     Thereafter                                   -
                                                          ---------
         Total minimum lease payments                       106,175
         Less amounts representing interest                  (7,614)
                                                          ---------
                                                             98,561
         Less current portion                               (64,743)
                                                          ---------
                                                          $  33,818
                                                          =========

NOTE 10 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Management and nonunion employees of Polychem participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation, and Polychem matches 50% of the first 4% of compensation contributed by the employee. Contributions to the plan for the years ended December 31, 2000 and 1999, were $37,889 and $33,291, respectively. Participants vest in Polychem's contributions pro rata over two to five years. At the direction of the Board of Directors, Polychem may elect to contribute a maximum of 9% of each employee's compensation, in addition to the regular match, if sufficient profits are generated. There were no discretionary contributions made in fiscal years 2000 or 1999.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

Defined Benefit Pension Plan

Polychem maintains a non-contributory defined benefit pension plan for hourly union employees. The pension benefits are based on years of service and the benefit rate in effect at the date of retirement.

         The plan status was as follows:

                                                                  Year Ended December 31
                                                                ---------------------------
                                                                   2000            1999
                                                                ----------       ----------
Change in benefit obligation:
   Benefit obligation at beginning of year                      $2,413,507       $2,328,779
   Service cost                                                     30,559           31,057
   Interest cost                                                   158,541          147,497
   Actual gain                                                    (191,293)         137,773
   Benefits paid                                                  (200,353)        (231,599)
                                                                ----------       ----------
                          Benefit obligation at end of year      2,210,961        2,413,507

Change in plan assets:
   Fair value of plan assets at beginning of year                2,317,283        2,288,813
   Actual return on plan assets                                    (97,685)         260,069
   Employer contribution                                                 0                0
   Benefits paid                                                  (200,353)        (231,599)
                                                                ----------       ----------
                   Fair value of plan assets at end of year      2,019,245        2,317,283

   Funded status                                                  (191,716)         (96,224)
   Unrecognized net actuarial gain                                (143,792)        (268,444)
   Unrecognized prior service cost                                 148,127          164,221
   Minimum liability adjustment                                     (4,335)               -
                                                                ----------       ----------
                             Prepaid (accrued) benefit cost     $ (191,716)      $ (200,447)
                                                                ==========       ==========

Weighted average assumptions as of end of year:
   Discount rate                                                      7.50%            6.75%
   Expected return on plan assets                                     9.00%            9.00%

Components of net periodic benefit (cost) income:
   Service cost                                                 $  (30,559)      $  (31,057)
   Interest cost                                                  (158,541)        (147,497)
   Actual return on plan assets                                    (97,685)         260,069
   Amortization of prior service cost                              (16,094)         (16,094)
   Recognized net actuarial gain (loss)                            315,945          (48,455)
                                                                ----------       ----------
                                Net periodic benefit income     $   13,066       $   16,966
                                                                ==========       ==========

Postretirement Life Insurance Benefits

Polychem provides postretirement life insurance benefits to all union employees. The life insurance plan provides coverage ranging from $3,000 to $6,000 for qualifying retired employees. A discount rate of 7% was used in determining the present value of the obligations as of December 31, 2000 and 1999. The unfunded accumulated postretirement benefit obligation as of December 31, 2000 and 1999, was $15,000. The net periodic postretirement benefit cost for the years ended December 31, 2000 and 1999, was not material.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

NOTE 11 - INCOME TAXES

The components of income tax expense are as follows:

                                                      Year Ended December 31
                                                  -----------------------------
                                                   2000                  1999
                                                  -------              --------
Current
   Federal                                        $20,000              $108,000
   State                                            4,000                    --
                                                  -------              --------
                                                   24,000               108,000
Deferred
   Federal                                          3,200                    --
   State                                               --                    --
                                                  -------              --------
                                                    3,200                    --
                                                  -------              --------
                                                  $27,200              $108,000
                                                  =======              ========

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                           Year Ended December 31
                                                           -----------------------
                                                             2000          1999
                                                           --------      ---------
Statutory tax provision                                      10,682        112,987
State income tax provision, net of federal tax benefit        2,640
Reduction of net operating loss carryforwards, net                         151,671
Increase (decrease) in valuation allowance                    7,468       (163,210)
Nondeductible expense                                         8,500          6,947
Other                                                        (2,090)          (395)
                                                           --------      ---------
                                                           $ 27,200      $ 108,000
                                                           ========      =========

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                        Year Ended December 31
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
Deferred tax assets
   Accounts receivable                                  $ 20,400       $ 20,400
   Inventory                                              43,627         43,627
   Property, plant and equipment                          37,438         23,496
   Employee benefit plans                                 57,722         60,416
   Net operating loss carryforwards                            -          3,780
   Valuation allowance on deferred tax asset             (80,694)       (73,226)
                                                        --------       --------
                                                        $ 78,493       $ 78,493
                                                        ========       ========

A valuation allowance has been recorded to reduce the net deferred tax asset to an amount that management believes is realizable in future tax years from income from operations.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under noncancellable operating leases that expire through May 2001. Rent expense of $30,007 and $27,956 has been charged to operations for the years ended December 31, 2000 and 1999, respectively. Minimum future rental payments under leases as of December 31, 2000, are as follows:

                        2001                    $35,386
                        2002                     27,840
                        2003                     15,038
                                                -------
                                                $78,264
                                                =======

Litigation

ConMat is currently a defendant in an action originally filed on January 28, 1999, in Pennsylvania state court captioned John R. Thach v. The Eastwind Group, et al. On October 27, 2000, co-defendant, The Eastwind Group, Inc., filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code (U.S.B.C., E.D. Pa. Bankruptcy No. 00-33372 SR). The plaintiff removed the state court action to the United States Bankruptcy Court for the Eastern District of Pennsylvania on November 29, 2000 (U.S.B.C., E.D. Pa. Adversary No. 00-906). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the December 8, 1998 acquisition of Polychem declared null and void. Among the other named defendants is Paul A. DeJuliis, President of ConMat and the former Chief Executive Officer of Eastwind. Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the State Court denied plaintiff's request for injunctive relief. Currently the plaintiff is seeking permission from the Bankruptcy Court to proceed with his litigation.

On January 22, 2001 the Bankruptcy Court appointed a Chapter 11 trustee to oversee and administer The Eastwind Group, Inc. bankruptcy. The bankruptcy trustee may assert claims against ConMat, including the claim made in the Thach case that the December 8, 1998 acquisition of Polychem was a fraudulent conveyance. Management of ConMat is currently in discussions with the bankruptcy trustee to resolve any potential claims.

ConMat is currently a defendant in a federal district court action filed on April 11, 2000, in the United States District Court for the Eastern District of Pennsylvania captioned Profutures Special Equities Fund, L.P. v. The Eastwind Group, et al. (U.S.D.C., E.D. Pa. Civil Action No. 00-CV-1888). ProFutures maintains that Eastwind and others violated federal and state securities laws and committed common law fraud in connection with the June 1998 purchase by ProFutures of $750,000 in Series C Convertible Preferred Stock of Eastwind. ProFutures seeks damages in the amount of $750,000 and seeks to have the acquisition of Polychem by ConMat declared null and void. Among other named defendants is Paul A. DeJuliis, President of ConMat and former Chief Executive Officer of Eastwind. ConMat, Paul A. DeJuliis and two other former officers of Eastwind filed a Motion to Dismiss the Complaint on May 25, 2000 and ProFutures responded. Before the court issued a ruling on that motion, co-defendant Eastwind filed for bankruptcy in November 2000 and the case was stayed. Nothing further has occurred in this case.

From time to time, ConMat and its subsidiary are parties to routine litigation, which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

NOTE 13 - INCENTIVE BASED COMPENSATION

In conjunction with the Acquisition, ConMat entered into an Employment Agreement with ConMat's Chief Executive Officer and Chairman of the Board of Directors. Under the agreement, he will be paid an annual base salary ranging from $170,000 to $250,000, depending on ConMat's annual net income. As additional incentive compensation, upon executing the Employment Agreement, he received (i) 250,000 shares of common stock for an aggregate purchase price of $50,000, paid by delivery of a two-year promissory note at 5% interest; and (ii) 250,000 options to purchase shares of common stock at an exercise price of $3.00 per share (the Stock Option Award). 50,000 of the options were exercisable as of November 30, 1999. Another 100,000 options vest when ConMat realizes $750,000 in pre-tax income during a fiscal year. The remaining 100,000 options are exercisable after when ConMat realizes $1,000,000 in pre-tax income during a fiscal year. All of the options expire ten years from the grant date and are immediately exercisable upon a merger, sale of assets, or other transaction resulting in a change of control in which the holders of shares of common stock receive not less than $5.00 per share. During fiscal 1999 ConMat granted 175,000 employee stock options at a price of $3.00 per share, with 87,500 options vesting if ConMat realizes $750,000 in pre-tax income during a fiscal year. The balance of 87,500 options vest if ConMat realizes $1,000,000 in pre-tax income during a fiscal year. During fiscal 2000, 75,000 of these options were forfeited. Also during fiscal 2000 another 25,000 options at a price of $0.875, were granted with similar vesting options as described above. No employee stock options were exercised during fiscal 2000 or 1999.

All stock option awards are accounted for under Accounting Principles Board
(APB) Opinion No. 25 and related interpretations. Had compensation cost for the options been determined based on the fair value of the options on the grant date consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net loss per share for the fiscal year ended December 31, 2000 and 1999, would not be materially different from the amounts reported.

NOTE 14 - INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment (see note 1).

For the year ended December 31, 2000, Polychem's sales to foreign customers were $5,224,523 or 38% of consolidated net sales, and consist principally of sales to customers in Asia (23%) and Europe (10%). Receivables from foreign customers were $2,230,608 as of December 31, 2000. For the year ended December 31, 1999, Polychem's sales to foreign customers were $3,018,761 or 26% of consolidated net sales, and consist principally of sales to customers in Asia (12%) and Europe (11%). Receivables from foreign customers were $928,603 as of December 31, 1999.

NOTE 15 - MAJOR CUSTOMER

The Company sells a substantial portion of its products to one customer. During fiscal 2000 and 1999, net revenue from that one customer aggregated approximately $1,566,000 and $694,000, respectively. At December 31, 2000 and 1999 amounts due from that customer included in trade accounts receivable were approximately $443,000 and $177,000, respectively.

NOTE 16- EQUITY

Description of Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. Of this amount, 1,500,000 shares have been designated for Series A convertible preferred stock, 166,667 shares have been designated for Series B preferred stock and 446,150 shares have been designated for Series C preferred stock.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

Series A Preferred - Shares of the Series A convertible preferred stock rank prior to the common stock and pari passu with the Series B preferred stock and Series C preferred stock. The creation of any class or series of capital stock ranking senior or pari passu with the Series A convertible preferred stock or the Series C preferred stock requires the consent of a majority of the holders of Series A convertible preferred stock. The holders of the shares of the Series A convertible preferred stock are entitled to receive non-cumulative, cash dividends at a rate of 2% per year, which dividends are payable in equal, quarterly installments, as and if declared by the Board of Directors out of funds legally available for the payment of dividends. The Company may, at its sole discretion, pay any or all dividends in common stock rather than in cash. Shares of Series A convertible preferred stock are convertible at the option of the holder. The conversion price is equal to the greater of $3.00 or 80% of the closing bid price of the common stock on the conversion date, subject to adjustments due to stock splits, stock dividends, mergers, consolidations and other events. The Company has the right, by written notice to each of the holders of the Series A convertible preferred stock into shares of common stock at any time on or after the first day on which the closing bid price has been equal to or in excess of the conversion price for 45 consecutive calendar days. The holders of the Series A convertible preferred stock have no voting rights, except as otherwise required by the Florida Business Corporation Act.

Series B Preferred - Shares of the Series B preferred stock rank prior to the common stock and pari passu with the Series A convertible preferred stock and Series C preferred stock. The creation of any class or series of capital stock ranking senior or pari passu with the Series B preferred stock or the Series C preferred stock requires the consent of a majority of the holders of Series B preferred stock. The holders of the shares of the Series B preferred stock are entitled to receive cash dividends at a rate of 8% per year, which dividends are payable in equal, quarterly installments, as and if declared by the Board of Directors out of funds legally available for the payment of dividends. Such dividends will begin to accrue on the outstanding shares of the Series B preferred stock from the date of issuance and will accrue from day to day, whether or not earned or declared, until paid and shall be cumulative. The Company may redeem the Series B preferred stock any time for a redemption price of $3.00 per share, plus all accrued but unpaid dividends. The holders of the Series B preferred stock have the right to elect one member of ConMat's Board of Directors. Except as otherwise required by the Florida Business Corporation Act, the holders of the Series B preferred stock have no other voting rights. As of December 31, 2000 there were $40,000 of dividends in arrears on the Series B preferred stock. The Series B preferred stock has been reclassified as part of the equity section of the Company's balance sheet to reflect the elimination of certain shareholder redemption provisions. The provisions were revised and eliminated in November 1999 in the filing of revised Articles of Incorporation for ConMat.

Series C Preferred - Shares of the Series C preferred stock rank prior to the common stock and pari passu with the Series A convertible preferred stock and Series B preferred stock. The creation of any class or series of capital stock ranking senior or pari passu with the Series C preferred stock or the Series B preferred stock requires the consent of a majority of the holders of Series C preferred stock. The holders of the shares of the Series C preferred stock are entitled to receive cash dividends at a rate of 8% per year for three years and increasing 2% per year up to a maximum of 16%, which dividends are payable in equal, quarterly installments, as and if declared by the Board of Directors out of funds legally available for the payment of dividends. Such dividends will begin to accrue on the outstanding shares of the Series C preferred stock from the date of issuance and will accrue from day to day, whether or not earned or declared, until paid and shall be cumulative. Through June 30, 2000, dividends on the Series C preferred stock may be paid in additional shares of Series C preferred stock. The Company may redeem the Series C preferred stock any time for a redemption price of $3.00 per share, plus all accrued but unpaid dividends. Except as otherwise required by the Florida Business Corporation Act, the holders of the Series C preferred stock have no other voting rights. For the period January 1, 2000 through June 30, 2000 the shareholders of Series C preferred stock were entitled to 15,453 additional shares of Series C preferred stock as a stock dividend. For the period July 1, 2000 through December 31, 2000 there were $47,754 of dividends in arrears on the Series C preferred stock.

Warrants - As of December 31, 2000, there were outstanding warrants to purchase 579,167 shares of ConMat common stock at an exercise price of $3.00 per share, subject to adjustment in the case of stock splits, stock dividends, below market issuances or a merger or consolidation. The warrants are exercisable until December 31, 2005. The warrants are associated with the Series B and Series C preferred stock (196,667 and 382,500 warrants respectively).

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2000 and 1999

Receivables from Sales of Stock

In addition the to $50,000 note receivable discussed in "Note 13 - Incentive Based Compensation", the Company has two other receivables relating to the sale of Company stock. During the fourth quarter of fiscal 2000 the Company entered into an agreement to have its wholly-owned subsidiary, Polychem, sell 250,000 shares of ConMat Technologies stock for proceeds totaling $250,000. Polychem held these shares as a result of Eastwind's default on a note payable to Polychem. The note payable from Eastwind had been collaterized by shares of ConMat Technologies, Inc. As of December 31, 2000, this receivable remained outstanding. The Company anticipates the receipt of these funds by no later than May 31, 2001.

Additionally, on September 28, 2000, the Company entered into an option agreement for the issuance of up to 400,000 shares of common stock in exchange for a purchase price of approximately $600,000. The option was exercised on November 06, 2000 and in exchange the Company accepted a note receivable for $600,000 to be satisfied on or before May 31, 2001. The note is collateralized by the Company's shares and should the note not be satisfied, the shares would be returned to the Company. As of December 31, 2000, this note receivable remained outstanding.

Receivable Relating to Eastwind Bankruptcy Claim

In conjunction with bankruptcy proceedings initiated by Eastwind, the Company has made various claims for financial reimbursement of certain expenses incurred by the Company that are directly related to Eastwind's activities. One of the primary assets held by Eastwind are preferred and common shares of ConMat Technologies, Inc. The Company believes that it will receive cash reimbursement for these claims. If however, cash is not made available through final settlement, the Company anticipates that it will in return receive back all or a portion of the ConMat shares held by Eastwind. As a result, the receivable of $118,000 relating to the Company's claims has been classified as a reduction of stockholders' equity.