Form 10QSB
period 2001-03-31
CONMAT TECHNOLOGIES INC
filed 2001-05-21
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the Quarter Ended March 31, 2001
                                       OR

[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from __________ to __________

               Commission file number:          0-30166
                                      --------------------------------

                            CONMAT TECHNOLOGIES, INC.
         ----------------------------------------------------------------
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

Common Stock, $0.001 par value, outstanding on May 14, 2001: 2,988,083 shares

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION                                                   Page
         Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets  -
                     March 31, 2001 and December 31, 2000                        3

                     Consolidated Condensed Statements of Operations -
                     Three Months Ended March 31, 2001 and 2000                  4

                     Consolidated Condensed Statements of Cash Flows -
                     Three Months Ended March 31, 2001 and 2000                  5

                     Notes to Consolidated Condensed Financial Statements        6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                     8

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                            11

         Item 2.   Changes in Securities and Use of Proceeds                    11

         Item 3.   Defaults Upon Senior Securities                              11

         Item 4.   Submission of Matters to a Vote of Security Holders          11

         Item 5.   Other Information                                            12

         Item 6.   Exhibits and Reports on Form 8-K                             12

SIGNATURES

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Balance Sheets

                                                                                March 31              December 31
                               ASSETS                                             2001                    2000
                                                                                ----------             ----------
Current Assets:                                                                (Unaudited)             (Audited)
   Cash and cash equivalents                                                    $   53,763             $  153,038
   Accounts receivable - net                                                     4,592,849              4,744,077
   Inventories                                                                   1,206,313              1,478,185
   Prepaid expenses                                                                373,100                269,178
                                                                                ----------             ----------
                                                 Total Current Assets            6,226,025              6,644,478
Property, Plant & Equipment - net                                                1,287,245              1,227,409
Deferred Income Taxes                                                               78,493                 78,493
Other Assets                                                                       252,163                270,858
                                                                                ----------             ----------
                                                         Total Assets           $7,843,926             $8,221,238
                                                                                ==========             ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                              $ 2,743,864            $ 2,469,031
   Current portion of long-term debt                                               847,196                789,338
   Current portion of capital lease obligations                                     43,043                 64,743
   Accounts payable                                                              2,407,202              2,711,097
   Accrued expenses                                                                406,120                551,219
                                                                                ----------             ----------
                                            Total Current Liabilities            6,447,425              6,585,428

Long-Term Debt                                                                   2,061,043              2,149,064
Obligations Under Capital Leases                                                    28,144                 33,818
Other Liabilities                                                                  166,669                168,969
                                                                                ----------             ----------
                                                    Total Liabilities            8,703,281              8,937,279
Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value, 1,500,000
      shares authorized, 713,250 shares issued and outstanding                         713                    713
   Series B Preferred Stock - $.001 par value, 166,667
      shares authorized, issued and outstanding                                    500,000                500,000
   Series C preferred stock - $.001 par value, 446,150
      shares authorized, 382,500 issued and outstanding                                383                    383
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,988,083 and 2,963,083 shares issued,
      2,607,758 and 2,742,258 outstanding                                            2,988                  2,963
   Additional paid-in capital                                                      200,162                195,687
   Accumulated deficit                                                           (304,461)              (300,949)
   Cost of common shares in treasury, 380,325 and 220,825 shares                 (166,140)               (96,838)
   Less: Receivables for shares sold                                             (900,000)              (900,000)
              Receivable relating to Eastwind claim                              (193,000)              (118,000)
                                                                                ----------             ----------
                                       Total Stockholders' Deficiency            (859,355)              (716,041)
                                                                                ----------             ----------
                       Total Liabilities and Stockholders' Deficiency           $7,843,926             $8,221,238
                                                                                ==========             ==========

See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Operations
(Unaudited)

                                                                                   Three Months Ended March 31
                                                                                      2001              2000
                                                                                   -----------       -----------
Net Sales to Customers                                                             $ 3,589,407       $ 3,257,082
Cost of Goods Sold                                                                   2,689,192         2,392,917
                                                                                   -----------       -----------
                                         Gross Profit                                  900,215           864,165

Selling, General and Administrative Expenses                                           718,871           630,028
Corporate Expenses                                                                      97,752           101,069
                                                                                   -----------       -----------
                                     Operating Income                                   83,592           133,068

Other Income (Expense):
   Interest expense                                                                  (119,356)         (131,634)
   Rental income                                                                        66,411            63,579
                                                                                   -----------       -----------
                            Income Before Tax Expense                                   30,647            65,013

Income Tax Expense                                                                       9,200            31,700
                                                                                   -----------       -----------
                                           Net Income                              $    21,447       $    33,313
                                                                                   ===========       ===========

Net earnings per Common Share:
      Basic                                                                        $         -       $      0.01
                                                                                   ===========       ===========

      Diluted                                                                      $         -       $      0.01
                                                                                   ===========       ===========

Weighted average number of common shares outstanding:

      Basic                                                                          2,630,174         2,225,000
                                                                                   ===========       ===========

      Diluted                                                                        2,630,174         3,437,926
                                                                                   ===========       ===========

See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                       Three Months Ended March 31
                                                                      ----------------------------
                                                                         2001                2000
                                                                      ---------           ---------
Cash Flows from Operating Activities:
   Net (loss) earnings                                                $  21,447           $  33,313
   Adjustments to reconcile to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                   68,218              49,751
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                            151,228            (147,887)
         Receivable relating to Eastwind claim                          (75,000)                  -
         Inventories                                                    271,872            (100,520)
         Prepaid expenses                                               (96,797)             (9,844)
         Other assets                                                    (8,198)            (19,807)
      Increase (decrease) in liabilities
         Accounts payable                                              (303,895)            385,501
         Accrued expenses                                              (135,099)            (19,107)
                                                                      ---------           ---------
           Net Cash (Used In) Provided By Operating Activities         (106,224)            171,400

Cash Flows from Investing Activities:
   Purchase of property and equipment                                  (101,086)            (12,848)
                                                                      ---------           ---------
                         Net Cash Used In Investing Activities         (101,086)            (12,848)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit                    274,833             (29,343)
   Repayments of term notes                                             (30,163)           (110,976)
   Repayments of capital lease obligations                              (27,374)            (23,031)
   Purchases of treasury stock                                          (69,302)                  -
   Payments of Series B preferred dividends                             (10,000)                  -
   Payments of Series C preferred dividends                             (24,959)                  -
   Recapitalization costs                                                (5,000)                  -
   Offering costs associated with Series C preferred stock                                  (15,023)
                                                                      ---------           ---------
           Net Cash Provided By (Used In) Financing Activities          108,035            (178,373)

                       Net Decrease in Cash & Cash Equivalents          (99,275)            (19,821)

Cash and Cash Equivalents at Beginning of Period                        153,038             101,592
                                                                      ---------           ---------
Cash and Cash Equivalents at End of Period                            $  53,763           $  81,771
                                                                      =========           =========

Supplemental Cash Flow Information:
   Cash paid for interest                                             $ 119,356           $ 131,634
                                                                      =========           =========
   Cash paid for income taxes                                         $  58,670           $       -
                                                                      =========           =========

See notes to consolidated condensed financial statements

ConMat Technologies, Inc and Subsidiary

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

         The financial statements of ConMat Technologies, Inc. as of March 31, 2001 and 2000, and for the three months then ended and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results, which may be achieved for the full year.

NOTE B - FINANCIAL STATEMENT RECLASSIFICATIONS

         The financial statements of ConMat Technologies, Inc. as of March 31, 2001 and for the three months then ended contain reclassifications relating to freight expense and sales commissions. In the past, the Company had recorded these items as deductions from gross revenues. For the three months ended March 31, 2000, the effect of these reclassifications was an increase in Net Sales to Customers of $117,000 with offsetting increases to Cost of Goods Sold of $74,000 and Selling Expenses of $43,000.

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

The following are basic and diluted (loss) earnings per share calculations for the periods presented.


                                                                               Three Months Ended March 31
                                                                              ----------------------------
                                                                                 2001              2000
                                                                              ----------        ----------
Earnings per Share - Basic:
   Net income                                                                 $   21,447        $   33,013
   Dividends on preferred shares                                                 (33,877)          (10,000)
                                                                              ----------        ----------
   Net (loss) income available to common shareholders                            (12,430)           23,013
                                                                              ==========        ==========

   Weighted average shares outstanding                                         2,630,174         2,225,000
                                                                              ==========        ==========

                      Basic Earnings Per Share                                $        -        $     0.01
                                                                              ==========        ==========

Earnings per Share - Diluted:
   Net (loss) income available to common shareholders                         $  (12,430)       $   23,013
   Dividends on preferred shares                                                                    10,000
   Net (loss) income available to common shareholders
                                                                              ----------        ----------
      after assumed conversions                                               $  (12,430)       $   33,013
                                                                              ==========        ==========

   Weighted average shares outstanding                                         2,630,174         2,225,000
   Dilutive effect of preferred stock                                                  0           978,030
   Dilutive effect of stock options and warrants                                       0           234,896
                                                                              ----------        ----------
      Diluted average shares outstanding                                       2,630,174         3,437,926
                                                                              ==========        ==========

                    Diluted Earnings Per Share                                $        -        $     0.01
                                                                              ==========        ==========

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

         ConMat undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Further information concerning the risks facing ConMat's business and operations is set forth in the section entitled "Risk Factors" in ConMat's Annual Report on Form 10-KSB for the year ended December 31, 2000.


Results of Operations For The Three Month Periods Ended March 31, 2001 and 2000

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                            Three Months Ended March 31
                                       ----------------------------------
                                            2001                    2000
                                       -----------              ----------
Net Sales                                   100.0%                  100.0%
Cost of Goods Sold                           74.9                    73.5
Gross Profit                                 25.1                    26.5
Selling and Administration                   20.0                    19.3
Interest Expense                              3.3                     4.0
Other Expense                                 0.9                     1.2
Income Tax (Benefit) Expense                  0.3                     1.0
                                            -----                   -----
Net (Loss) Income                             0.6%                    1.0%
                                            =====                   =====

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues increased $332,000 or 10.2% to $3,589,000 for the three months ended March 31, 2001 from $3,257,000 for the three months ended March 31, 2000. Polychem ended the first quarter of 2001 with an order backlog of $6,271,000 compared to $6,890,000 at the end of the comparable quarter in 2000.

         Gross profit decreased by $36,000 or 4.2% to $900,000 for the three-month period ended March 31, 2001 from $864,000 for the three months ended March 31, 2000. Gross profit decreased slightly as a percentage of sales to 25.1% for the three-month period ended March 31, 2001 from 26.5% for the three months ended March 31, 2000. Polychem's cost of good sold as a percentage of sales increased from 73.5% in 2000's first quarter to 74.9% in the quarter just ended. The slight degradation in gross margin is consistent with slighter lower margins recorded in the later three-quarters of 2000. These decreases are the result of increased pricing pressures both domestically and internationally. In the international marketplace, the strong US Dollar has created even more pressure to lower selling price to compete with local manufacturers. ConMat bids and invoices almost exclusively in US Dollars. Other factors causing increases in the cost of sales are higher freight costs associated with partial shipments and higher than anticipated direct labor overtime expenses.

         Selling and administrative expenses increased by $89,000 or 14.1% to $719,000 for the three month period ended March 31, 2001 from $630,000 for the comparable quarter in 2000. As a percentage of revenues, selling and administrative expenses increased only slightly by .7% to 20.0% for the three-month period ended March 31, 2001. This increase is the result of additions to the administrative staff and increased travel related expenses. ConMat has been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The administrative staff increases resulted from strategic replacements of individuals who left the organization in the first six months of 2000.

         Corporate expenses remained relatively stable for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Decreases in professional fees were offset by increased insurance expenses. ConMat continues to incur legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem.

         Interest expense for the three-month period ended March 31, 2001 decreased $13,000 or 9.3 %, to $119,000 from $132,000 for the comparable quarter in 2000. The lower expense reflects somewhat lower borrowing levels and an overall decrease in interest rates. Interest expense as a percentage of total revenues decreased to 3.3% in the three-month period ended March 31, 2001 compared to 4.0% in the three months ended March 31, 2000.

         ConMat recognized a net profit of $21,000 for the three-month period ended March 31, 2001. For the comparable quarter in 2000, ConMat reported a profit of $33,000. As a percentage of net revenues, net income decreased from 1.0% for the three months ended March 31, 2000 as compared to .6% for the quarter ended March 31, 2001.

Liquidity and Capital Resources

         ConMat realized a net cash decrease of $99,000 for the three-month period ended March 31, 2001. For the comparable period in 2000, ConMat realized a net cash decrease of $20,000. ConMat's primary source of working capital is a credit facility of up to $5 million, subject to a lending formula limit, secured by Polychem's receivables and inventory. As of March 31, 2001, the maximum borrowing amount was $2,780,000 and the outstanding balance was $2,744,000. ConMat's current ratio as of March 31, 2001 is .97 as compared to 1.01 at December 31, 2000. While ConMat is presently in a negative working capital position of $221,000, there are several large receivables relating to equity transactions that are presently being accounted for as reductions in the stockholders' equity section of ConMat's March 31, 2001 balance sheet. Management believes that a significant portion of these receivables will be collected on or before June 15, 2001. Upon resolution of these transactions together with cash generated from operations, management believes that ConMat has sufficient assets, equipment and facility to attain and absorb forecasted growth in revenues. ConMat has no commitments for significant capital expenditures in the foreseeable future.

PART II

Item 1. Legal Proceedings.

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

                      None

                  (b) ConMat did not file any current reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                             CONMAT TECHNOLOGIES, INC.


 Date: May 18, 2001            By: /s/ Paul A. De Juliis
                                   -------------------------------------------
                                   Paul A. DeJuliis,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




 Date: May 18, 2001            By: /s/ Thomas C. Morral, Jr.
                                   -------------------------------------------
                                   Thomas C. Morral, Jr.,
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)