Form 10QSB
period 2001-06-30
CONMAT TECHNOLOGIES INC
filed 2001-09-24
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarter Ended June 30, 2001

                                       OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____

               Commission file number:     0-30166
                                      ---------------

                            CONMAT TECHNOLOGIES, INC.
        -----------------------------------------------------------------
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


                                 (610) 935-0225
               --------------------------------------------------
              (Registrant's telephone number, including area code)




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


        Transitional Small Business Format: YES [  ]   NO [X ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value, outstanding on September 18, 2001: 2,988,083 shares

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION                                               Page

        Item 1. Financial Statements

                Consolidated Condensed Balance Sheets  -
                June 30, 2001 and December 31, 2000                           3

                Consolidated Condensed Statements of Operations -
                Three and Six Months Ended June 30, 2001 and 2000             4

                Consolidated Condensed Statements of Cash Flows -
                Six Months Ended June 30, 2001 and 2000                       5

                Notes to Consolidated Condensed Financial Statements          6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     8

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                         11

          Item 2.  Changes in Securities and Use of Proceeds                 11

          Item 3.  Defaults Upon Senior Securities                           11

          Item 4.  Submission of Matters to a Vote of Security Holders       11

          Item 5.  Other Information                                         12

          Item 6.  Exhibits and Reports on Form 8-K                          12

SIGNATURES

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Balance Sheets

                                                                              June 30              December 31
                               ASSETS                                          2001                    2000
                                                                         ------------------      -----------------
                                                                             (Unaudited)             (Audited)
Current Assets:
   Cash and cash equivalents                                                    $  109,850             $  153,038
   Accounts receivable - net                                                     3,720,719              4,744,077
   Inventories                                                                   1,188,905              1,478,185
   Prepaid expenses                                                                396,066                269,178
                                                                         ------------------      -----------------
                                                 Total Current Assets            5,415,540              6,644,478
Property, Plant & Equipment - net                                                1,257,511              1,227,409
Deferred Income Taxes                                                               78,493                 78,493
Other Assets                                                                       238,045                270,858
                                                                         ------------------      -----------------
                                                         Total Assets          $ 6,989,589            $ 8,221,238
                                                                         ==================      =================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                              $ 2,072,826            $ 2,469,031
   Current portion of long-term debt                                               905,069                789,338
   Current portion of capital lease obligations                                     29,488                 64,743
   Accounts payable                                                              2,609,527              2,711,097
   Accrued expenses                                                                336,862                551,219
                                                                         ------------------      -----------------
                                            Total Current Liabilities            5,953,772              6,585,428

Long-Term Debt                                                                   1,972,878              2,149,064
Obligations Under Capital Leases                                                    22,348                 33,818
Other Liabilities                                                                  176,235                168,969
                                                                         ------------------      -----------------
                                                    Total Liabilities            8,125,233              8,937,279
Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value, 1,500,000
      shares authorized, 713,250 shares issued and outstanding                         713                    713
   Series B Preferred Stock - $.001 par value, 166,667
      shares authorized, issued and outstanding                                    500,000                500,000
   Series C preferred stock - $.001 par value, 446,150
      shares authorized, 382,500 issued and outstanding                                383                    383
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,988,083 and 2,963,083 shares issued,
      2,607,758 and 2,742,258 outstanding                                            2,988                  2,963
   Additional paid-in capital                                                      200,162                195,687
   Accumulated deficit                                                           (580,750)              (300,949)
   Cost of common shares in treasury, 380,325 and 220,825 shares                 (166,140)               (96,838)
   Less: Receivables for shares sold                                             (900,000)              (900,000)
         Receivable relating to Eastwind claim                                   (193,000)              (118,000)
                                                                         ------------------      -----------------
                                       Total Stockholders' Deficiency          (1,135,644)              (716,041)
                                                                         ------------------      -----------------
                       Total Liabilities and Stockholders' Deficiency          $ 6,989,589            $ 8,221,238
                                                                         ==================      =================

See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Operations
(Unaudited)

                                                            Three Months Ended June 30            Six Months Ended June 30
                                                              2001              2000               2001              2000
                                                         ---------------    --------------    ---------------   ---------------
Net Sales to Customers                                      $ 2,723,295       $ 3,020,940        $ 6,312,702       $ 6,278,022
Cost of Goods Sold                                            2,194,078         2,286,736          4,883,270         4,679,653
                                                         ---------------    --------------    ---------------   ---------------
                                         Gross Profit           529,217           734,204          1,429,432         1,598,369

Selling, General and Administrative Expenses                    720,850           494,701          1,439,721         1,124,729
Corporate Expenses                                              207,024            98,737            304,776           199,806
                                                         ---------------    --------------    ---------------   ---------------
                              Operating (Loss) Income         (398,657)           140,766          (315,065)           273,834

Other Income (Expense):
   Interest expense                                           (117,596)         (124,195)          (236,952)         (255,829)
   Rental income                                                 68,964            62,045            135,375           125,624
                                                         ---------------    --------------    ---------------   ---------------
                     (Loss) Income Before Tax Expense         (447,289)            78,616          (416,642)           143,629

Income Tax (Benefit) Expense                                  (171,000)            38,500          (161,800)            70,200
                                                         ---------------    --------------    ---------------   ---------------
                                    Net (Loss) Income       $ (276,289)         $  40,116        $ (254,842)         $  73,429
                                                         ===============    ==============    ===============   ===============

Net (loss) earnings per Common Share:
      Basic                                                  $   (0.12)         $    0.01         $   (0.12)         $    0.02
                                                         ===============    ==============    ===============   ===============

      Diluted                                                $   (0.12)         $    0.01         $   (0.12)         $    0.02
                                                         ===============    ==============    ===============   ===============

Weighted average number of common shares outstanding:

      Basic                                                   2,607,758         2,506,111          2,618,904         2,365,555
                                                         ===============    ==============    ===============   ===============

      Diluted                                                 2,607,758         3,295,629          2,618,904         3,258,962
                                                         ===============    ==============    ===============   ===============


See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                      Six Months Ended June 30
                                                                  ----------------------------------
                                                                      2001                2000
                                                                  --------------      --------------
Cash Flows from Operating Activities:
   Net (loss) earnings                                              $ (254,842)           $  73,429
   Adjustments to reconcile to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                  136,336             128,888
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                            873,358             694,538
         Receivable relating to Eastwind claim                           75,000
         Inventories                                                    289,280           (202,804)
         Prepaid expenses                                             (126,888)            (36,206)
         Other assets                                                  (21,023)            (25,692)
      Increase (decrease) in liabilities
         Accounts payable                                             (101,570)             521,734
         Accrued expenses                                             (187,590)            (10,457)
                                                                  --------------      --------------
                     Net Cash Provided By Operating Activities          682,061           1,143,430

Cash Flows from Investing Activities:
   Purchase of property and equipment                                 (112,602)           (175,613)
                                                                  --------------      --------------
                         Net Cash Used In Investing Activities        (112,602)           (175,613)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit                  (396,205)           (742,623)
   Repayments of term notes                                            (60,456)           (140,758)
   Repayments of capital lease obligations                             (46,725)            (46,609)
   Purchases of treasury stock                                         (69,302)
   Payments of Series B preferred dividends                            (10,000)            (10,000)
   Payments of Series C preferred dividends                            (24,959)
   Recapitalization costs                                               (5,000)
   Proceeds from sale of common stock                                                        17,500
   Offering costs associated with Series C preferred stock                                 (34,091)
                                                                  --------------      --------------
                         Net Cash Used In Financing Activities        (612,647)           (956,581)

            Net (Decrease) Increase in Cash & Cash Equivalents         (43,188)              11,236

Cash and Cash Equivalents at Beginning of Period                        153,038             101,592
                                                                  --------------      --------------
Cash and Cash Equivalents at End of Period                           $  109,850          $  112,828
                                                                  ==============      ==============

Supplemental Cash Flow Information:
   Cash paid for interest                                            $  236,952          $  255,829
                                                                  ==============      ==============
   Cash paid for income taxes                                         $  58,670            $      -
                                                                  ==============      ==============

See notes to consolidated condensed financial statements

ConMat Technologies, Inc and Subsidiary

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

         The consolidated financial statements of ConMat Technologies, Inc. as of June 30, 2001 and 2000, and for the three and six months then ended and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results, which may be achieved for the full year.

NOTE B - FINANCIAL STATEMENT RECLASSIFICATIONS

         The financial statements of ConMat Technologies, Inc. as of June 30, 2001 and for the three and six months then ended contains reclassifications relating to freight expense and sales commissions. In the past, the Company had recorded these items as deductions from gross revenues. For the three months ended June 30, 2000, the effect of these reclassifications was an increase in Net Sales to Customers of $131,000 with offsetting increases to Cost of Goods Sold of $122,000 and Selling Expenses of $8,000. For the six months ended June 30, 2000, the effect of these reclassifications was an increase in Net Sales to Customers of $248,000 with offsetting increases to Cost of Goods Sold of $197,000 and Selling Expenses of $51,000.

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

The following are basic and diluted (loss) earnings per share calculations for the periods presented.

                                                                Three Months Ended June 30        Six Months Ended June 30
                                                            -------------------------------------------------------------------
                                                                2001              2000             2001              2000
                                                            --------------   ---------------   --------------   ---------------
Earnings per Share - Basic:
   Net (loss) income                                          $ (276,289)          $ 40,116      $ (254,842)          $ 73,429
   Dividends on preferred shares                                 (33,877)          (10,000)         (67,754)          (20,000)
                                                            --------------   ---------------   --------------   ---------------
   Net (loss) income available to common shareholders         $ (310,166)          $ 30,116      $ (322,596)          $ 53,429
                                                            ==============   ===============   ==============   ===============

   Weighted average shares outstanding                          2,607,758         2,506,111        2,618,904         2,365,555
                                                            ==============   ===============   ==============   ===============

                         Basic (Loss) Earnings Per Share        $  (0.12)          $   0.01        $  (0.12)          $   0.02
                                                            ==============   ===============   ==============   ===============

Earnings per Share - Diluted:
   Net (loss) income available to common shareholders         $ (310,166)          $ 30,116      $ (322,596)          $ 53,429
   Dividends on preferred shares                                                     10,000                             20,000
                                                            --------------   ---------------   --------------   ---------------
   Net (loss) income available to common shareholders
      after assumed conversions                               $ (310,166)          $ 40,116      $ (322,596)          $ 73,429
                                                            ==============   ===============   ==============   ===============

   Weighted average shares outstanding                          2,607,758         2,506,111        2,618,904         2,365,555
   Dilutive effect of preferred stock                                               770,555                            874,444
   Dilutive effect of stock options and warrants                                     18,963                             18,963
                                                            --------------   ---------------   --------------   ---------------
      Diluted average shares outstanding                        2,607,758         3,295,629        2,618,904         3,258,962
                                                            ==============   ===============   ==============   ===============

                       Diluted (Loss) Earnings Per Share        $  (0.12)          $   0.01        $  (0.12)          $   0.02
                                                            ==============   ===============   ==============   ===============

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


Results of Operations For The Three Month Periods Ended June 30, 2001 and 2000

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                                         Three Months Ended June 30
                                                     -----------------------------------
                                                        2001                    2000
                                                     -----------              ----------
Net Sales                                                 100.0%                  100.0%
Cost of Goods Sold                                         80.6                    75.7
Gross Profit                                               19.4                    24.3
Selling and Administration                                 26.5                    16.4
Interest Expense                                            4.3                     4.1
Other Expense                                               5.0                     1.2
Income Tax (Benefit) Expense                              (6.3)                     1.3
                                                     -----------              ----------
Net (Loss) Income                                        (10.1)%                    1.3%
                                                     ===========              ==========

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues decreased $298,000 or 9.9% to $2,723,000 for the three months ended June 30, 2001 from $3,021,000 for the three months ended June 30, 2000. The Company's second quarter has historically been its slowest relating to the timing of proposals and lead-times of many of the large municipal projects being in the area of 3 to 6 months. Therefore, the final calendar quarter of the year is generally much lighter in activity, which impacts the Company's shipments during the second calendar quarter. The slow-down in activity during the last calendar quarter of 2000 was slightly higher than previous years, which translated into a decrease in the Company's revenues for the quarter ended June 30, 2001. However, the Company's submittal and order activity has greatly increased subsequent to June 30, 2001. Polychem ended the second quarter of 2001 with an order backlog of $6,350,000 compared to $6,947,000 at the end of the comparable quarter in 2000.

         Gross profit decreased by $205,000 or 27.9% to $529,000 for the three-month period ended June 30, 2001 from $734,000 for the three months ended June 30, 2000. Gross profit decreased as a percentage of sales to 19.4% for the three-month period ended June 30, 2001 from 24.3% for the three months ended June 30, 2000. Polychem's cost of good sold as a percentage of sales increased from 75.7% for the three months ended June 30, 2000 to 80.6% in the quarter just ended. The degradation in gross margin is the result of lower revenues being unable to cover fixed manufacturing overheads. The decrease is also the result of increased pricing pressures both domestically and internationally. In the international marketplace, the strong US Dollar has created even more pressure to lower selling price to compete with local manufacturers. Polychem bids and invoices almost exclusively in US Dollars. Other factors causing increases in the cost of sales are higher freight costs associated with partial shipments and some unexpected inefficiencies in manufacturing labor.

         Selling and administrative expenses increased by $226,000 or 45.7% to $721,000 for the three month period ended June 30, 2001 from $495,000 for the comparable quarter in 2000. As a percentage of revenues, selling and administrative expenses increased to 26.5% for the three-month period ended June 30, 2001 from 16.4% for the three months ended June 30, 2000. This increase is the result of additions to the administrative staff and increased travel related expenses. Polychem has been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The administrative staff increases resulted from strategic replacements of individuals who left the organization in the first six months of 2000. Selling and administrative expenses have also increased in comparison to prior years as a result of the discontinuance of certain inter-departmental billings from administration to the manufacturing departments.

         Corporate expenses increased by $108,000 from $99,000 for the three months ended June 30, 2000 to $207,000 for the three months ended June 30, 2001. Increases in this area are related to professional fees (primarily legal) and increased insurance expenses. ConMat continues to incur legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem.

         Interest expense for the three-month period ended June 30, 2001 decreased $6,000 or 5.3%, to $118,000 from $124,000 for the comparable quarter in 2000. The lower expense reflects somewhat lower borrowing levels and an overall decrease in interest rates. Interest expense as a percentage of total revenues remained relatively constant at 4.3% and 4.1% for the three months ended June 30, 2001 and the three months ended June 30, 2000.

         ConMat recognized a net loss of $276,000 for the three-month period ended June 30, 2001. For the comparable quarter in 2000, ConMat reported a profit of $40,000.

Results of Operations For The Six Month Periods Ended June 30, 2001 and 2000

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                                         Six Months Ended June 30
                                                     -----------------------------------
                                                        2001                    2000
                                                     -----------              ----------
Net Sales                                                 100.0%                  100.0%
Cost of Goods Sold                                         77.4                    74.5
Gross Profit                                               22.6                    25.5
Selling and Administration                                 22.8                    17.9
Interest Expense                                            3.8                     4.1
Other Expense                                               2.6                     1.2
Income Tax (Benefit) Expense                              (2.6)                     1.1
                                                     -----------              ----------
Net (Loss) Income                                         (4.0)%                    1.2%
                                                     ===========              ==========

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues increased $35,000 or 0.6% to $6,313,000 for the six months ended June 30, 2001 from $6,278,000 for the six months ended June 30, 2000. Polychem's order backlog at June 30, 2001 was $6,350,000 compared to $6,947,000 at June 30, 2000.

         Gross profit decreased by $169,000 or 10.6% to $1,429,000 for the six month period ended June 30, 2001 from $1,598,000 for the six months ended June 30, 2000. Gross profit decreased as a percentage of sales to 22.6% for the six month period ended June 30, 2001 from 25.5% for the six months ended June 30, 2000. Polychem's cost of good sold as a percentage of sales increased from 74.5% for the six months ended June 30, 2000 to 77.4% in the six month period ended June 30, 2001. The degradation in gross margin is the result of lower revenues in the quarter ended June 30, 2001 being unable to cover fixed manufacturing overheads for the same period resulting in lower margins for the six month period ended June 30, 2001. The decrease is also the result of increased pricing pressures both domestically and internationally. In the international marketplace, the strong US Dollar has created even more pressure to lower selling price to compete with local manufacturers. Polychem bids and invoices almost exclusively in US Dollars. Other factors causing increases in the cost of sales are higher freight costs associated with partial shipments and some unexpected inefficiencies in manufacturing labor.

         Selling and administrative expenses increased by $315,000 or 28.0% to $1,440,000 for the six month period ended June 30, 2001 from $1,125,000 for the six month period ended June 30, 2000. As a percentage of revenues, selling and administrative expenses increased to 22.8% for the three-month period ended June 30, 2001 from 17.9% for the six months ended June 30, 2000. This increase is the result of additions to the administrative staff and increased travel related expenses. Polychem has been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The administrative staff increases resulted from strategic replacements of individuals who left the organization in the first six months of 2000. Selling and administrative expenses have also increased in comparison to prior years as a result of the discontinuance of certain inter-departmental billings from administration to the manufacturing departments.

         Corporate expenses increased by $105,000 from $200,000 for the six months ended June 30, 2000 to $305,000 for the six months ended June 30, 2001. Increases in this area are related to professional fees (primarily legal) and increased insurance expenses. ConMat continues to incur legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem.

         Interest expense for the six month period ended June 30, 2001 decreased $19,000 or 7.4%, to $237,000 from $256,000 for the six months ended June 30, 2000. The lower expense reflects somewhat lower borrowing levels and an overall decrease in interest rates. Interest expense as a percentage of total revenues decreased to 3.8 % in the six month period ended June 30, 2001 compared to 4.2% in the six months ended June 30, 2000.

         ConMat recognized a net loss of $255,000 for the six month period ended June 30, 2001. For the six months ended June 30, 2000, ConMat reported a profit of $73,000.

Liquidity and Capital Resources

         ConMat realized a net cash decrease of $43,000 for the six month period ended June 30, 2001. For the comparable period in 2000, ConMat realized a net cash increase of $11,000. ConMat's primary source of working capital is a credit facility of up to $5 million, subject to a lending formula limit, secured by Polychem's receivables and inventory. As of June 30, 2001, the maximum borrowing amount was $2,341,000 and the outstanding balance was $2,073,000. ConMat's current ratio as of June 30, 2001 is .91 as compared to 1.01 at December 31, 2000. While ConMat is presently in a negative working capital position of $538,000, there are several large receivables relating to equity transactions that are presently being accounted for as reductions in the stockholders' equity section of ConMat's June 30, 2001 balance sheet. Management believes that a portion of these receivables will be collected or the underlying Company securities will be returned on or before October 31, 2001. Even considering the cash that is anticipated from these equity transactions, the Company's financial condition is weak. Management is presently evaluating various alternatives to improve the financial condition of the Company. Asset sales, cost reductions and possible reorganizations are among those alternatives being considered at this time. Failure of the occurrence of these events would have a material adverse effect on the Company's financial condition. The Company's credit facility is due to expire on September 30, 2001. The Company is in current discussions with GE Capital Corporation, the lender, to provide for at least an interim extension of this facility and anticipates that such an extension will be granted through January 31, 2002. The extension may impose other financial restrictions or limitations on the Company. GE Capital Corporation's failure to grant the Company this extension would have a material adverse effect on the Company's financial condition. ConMat has no commitments for significant capital expenditures in the foreseeable future.

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

         On January 22, 2001 the Bankruptcy Court appointed a Chapter 11 trustee to oversee and administer The Eastwind Group, Inc. bankruptcy. The bankruptcy trustee may assert claims against ConMat, including that the December 8, 1998 acquisition of Polychem was a fraudulent transaction. Management of ConMat is currently in discussions with the bankruptcy trustee to resolve any potential claims.

         ConMat is currently a defendant in a federal district court action filed on April 11, 2000, in the United States District Court for the Eastern District of Pennsylvania captioned ProFutures Special Equities Fund, L.P. v. The Eastwind Group, et al. (U.S.D.C., E.D. Pa. Civil Action No. 00-CV-1888). ProFutures maintains that Eastwind and others violated federal and state securities laws and committed common law fraud in connection with the June 1998 purchase by ProFutures of $750,000 in Series C Convertible Preferred Stock of Eastwind. ProFutures seeks damages in the amount of $750,000 and seeks to have the acquisition of Polychem by ConMat declared null and void. Among other named defendants is Paul A. DeJuliis, President of ConMat and former Chief Executive Officer of Eastwind. ConMat, Paul A. DeJuliis and two other former officers of Eastwind filed a Motion to Dismiss the Complaint on May 25, 2000 and ProFutures responded. Before the court issued a ruling on that motion, co-defendant Eastwind filed for bankruptcy and the case was stayed. Nothing further has occurred in this case since November 2000.

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


                                 CONMAT TECHNOLOGIES, INC.


Date: September 21, 2001          By:/s/ Paul A. De Juliis
                                     ----------------------
                                      Paul A. DeJuliis,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




Date: September 21, 2001         By:/s/ Thomas C. Morral, Jr.
                                    -------------------------
                                    Thomas C. Morral, Jr.,
                                    Vice President and Chief Financial Officer
                                    (Principal Financial
                                    and Accounting Officer)