Form 10QSB
period 2001-09-30
CONMAT TECHNOLOGIES INC
filed 2001-12-21
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001
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

Common Stock, $0.001 par value, outstanding on December 19, 2001: 2,988,083 shares

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION                                                       Page
               Item 1.   Financial Statements

                            Consolidated Condensed Balance Sheets  -
                            September 30, 2001 and December 31, 2000                  3

                            Consolidated Condensed Statements of Operations -
                            Three and Nine Months Ended September 30, 2001 and 2000   4

                            Consolidated Condensed Statements of Cash Flows -
                            Nine Months Ended September 30, 2001 and 2000             5

                            Notes to Consolidated Condensed Financial Statements      6

               Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                    9

PART II.       OTHER INFORMATION

               Item 1.   Legal Proceedings                                           13

               Item 2.   Changes in Securities and Use of Proceeds                   13

               Item 3.   Defaults Upon Senior Securities                             14

               Item 4.   Submission of Matters to a Vote of Security Holders         14

               Item 5.   Other Information                                           14

               Item 6.   Exhibits and Reports on Form 8-K                            14

SIGNATURES

Item 1 - Financial Statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Balance Sheets

                                                                           Sept 30           December 31
                               ASSETS                                       2001                 2000
                                                                         --------------     -------------
Current Assets:                                                            (Unaudited)         (Audited)
   Cash and cash equivalents                                                 $  117,512        $  153,038
   Accounts receivable - net                                                  4,128,328         4,744,077
   Inventories                                                                1,324,940         1,478,185
   Prepaid expenses                                                             270,532           269,178
                                                                         --------------     -------------
                                                 Total Current Assets         5,841,312         6,644,478
Property, Plant & Equipment - net                                             1,206,296         1,227,409
Deferred Income Taxes                                                            78,493            78,493
Other Assets                                                                    225,732           270,858
                                                                         --------------     -------------
                                                         Total Assets       $ 7,351,833       $ 8,221,238
                                                                         ==============     =============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                           $ 2,452,783       $ 2,469,031
   Current portion of long-term debt                                            962,951           789,338
   Current portion of capital lease obligations                                  22,946            64,743
   Accounts payable                                                           3,017,861         2,711,097
   Accrued expenses                                                              89,728           551,219
                                                                         --------------     -------------
                                            Total Current Liabilities         6,546,269         6,585,428

Long-Term Debt                                                                1,884,583         2,149,064
Obligations Under Capital Leases                                                 16,412            33,818
Other Liabilities                                                               176,235           168,969
                                                                         --------------     -------------
                                                    Total Liabilities         8,623,499         8,937,279
Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value, 1,500,000
      shares authorized, 713,250 shares issued and outstanding                      713               713
   Series B preferred Stock - $.001 par value, 166,667
      shares authorized, issued and outstanding                                 500,000           500,000
   Series C preferred stock - $.001 par value, 446,150
      shares authorized, 382,500 issued and outstanding                             383               383
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,988,083 and 2,963,083 shares issued,
      2,607,758 and 2,742,258 outstanding                                         2,988             2,963
   Additional paid-in capital                                                   200,162           195,687
   Accumulated deficit                                                         (909,772)         (300,949)
   Cost of common shares in treasury, 380,325 and 220,825 shares               (166,140)          (96,838)
   Less: Receivables for shares sold                                           (900,000)         (900,000)
              Receivable relating to Eastwind claim                                   0          (118,000)
                                                                         --------------     -------------
                                       Total Stockholders' Deficiency        (1,271,666)         (716,041)
                                                                         --------------     -------------
                       Total Liabilities and Stockholders' Deficiency       $ 7,351,833       $ 8,221,238
                                                                         ==============     =============

See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Operations
(Unaudited)

                                                          Three Months Ended Sept 30    Nine Months Ended Sept 30
                                                              2001           2000           2001          2000
                                                         ------------    -----------    -----------   -----------
Net Sales to Customers                                   $  2,875,566    $ 3,420,121    $ 9,188,268   $ 9,698,143
Cost of Goods Sold                                          2,211,945      2,790,283      7,095,215     7,469,936
                                                         ------------    -----------    -----------   -----------
                                         Gross Profit         663,621        629,838      2,093,053     2,228,207

Selling, General and Administrative Expenses                  707,262        585,698      2,146,983     1,710,427
Corporate Expenses                                            467,936        204,714        772,712       404,520
                                                         ------------    -----------    -----------   -----------
                              Operating (Loss) Income        (511,577)      (160,574)      (826,642)      113,260

Other Income (Expense):
   Interest expense                                          (124,369)      (127,151)      (361,321)     (382,980)
   Rental income                                               80,214         57,061        215,589       182,685
                                                         ------------    -----------    -----------   -----------
                     (Loss) Income Before Tax Expense        (555,732)      (230,664)      (972,374)      (87,035)

Income Tax (Benefit) Expense                                 (226,710)       (92,000)      (388,510)      (21,800)
                                                         ------------    -----------    -----------   -----------
                                    Net (Loss) Income    $   (329,022)   $  (138,664)   $  (583,864)  $   (65,235)
                                                         ============    ===========    ===========   ===========

Net (loss) earnings per Common Share:
      Basic                                              $      (0.14)   $     (0.07)   $     (0.26)  $     (0.04)
                                                         ============    ===========    ===========   ===========

      Diluted                                            $      (0.14)   $     (0.07)   $     (0.26)  $     (0.04)
                                                         ============    ===========    ===========   ===========

Weighted average number of common shares outstanding:

      Basic                                                 2,607,758      2,256,355      2,615,641     2,224,316
                                                         ============    ===========    ===========   ===========

      Diluted                                               2,607,758      2,256,355      2,615,641     2,224,316
                                                         ============    ===========    ===========   ===========


See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                   Nine Months Ended Sept 30
                                                                  ----------------------------
                                                                       2001            2000
                                                                  ------------      ----------
Cash Flows from Operating Activities:
   Net (loss) earnings                                            $   (583,864)     $  (65,235)
   Adjustments to reconcile to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                 217,251         212,425
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                           615,749         450,836
         Write-off of receivable relating to Eastwind claim            118,000
         Inventories                                                   153,245        (154,679)
         Prepaid expenses                                               (1,354)       (113,353)
         Other assets                                                  (27,705)        (28,853)
      Increase (decrease) in liabilities
         Accounts payable                                              306,764         524,912
         Accrued expenses                                             (442,392)         41,668
                                                                  ------------      ----------
                     Net Cash Provided By Operating Activities         355,694         867,721

Cash Flows from Investing Activities:
   Purchase of property and equipment                                 (115,640)       (279,138)
                                                                  ------------      ----------
                         Net Cash Used In Investing Activities        (115,640)       (279,138)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit                   (16,248)       (199,561)
   Repayments of term notes                                            (90,868)       (170,665)
   Repayments of capital lease obligations                             (59,203)        (70,748)
   Purchases of treasury stock                                         (69,302)
   Payments of Series B preferred dividends                            (10,000)        (10,000)
   Payments of Series C preferred dividends                            (24,959)
   Recapitalization costs                                               (5,000)
   Proceeds from sale of common stock                                                   47,500
   Offering costs associated with Series C preferred stock                             (59,091)
                                                                  ------------      ----------
                         Net Cash Used In Financing Activities        (275,580)       (462,565)

            Net (Decrease) Increase in Cash & Cash Equivalents         (35,526)        126,018

Cash and Cash Equivalents at Beginning of Period                       153,038         101,592
                                                                  ------------      ----------
Cash and Cash Equivalents at End of Period                        $    117,512      $  227,610
                                                                  ============      ==========

Supplemental Cash Flow Information:
   Cash paid for interest                                         $    361,321      $  382,981
                                                                  ============      ==========
   Cash paid for income taxes                                     $     58,670      $        -
                                                                  ============      ==========

See notes to consolidated condensed financial statements

ConMat Technologies, Inc and Subsidiary

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

         The consolidated financial statements of ConMat Technologies, Inc. as of September 30, 2001 and 2000, and for the three and nine months then ended and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results, which may be achieved for the full year.

NOTE B - EARNINGS (LOSS) PER SHARE

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

The following are basic and diluted (loss) earnings per share calculations for the periods presented.

                                                              Three Months Ended Sept 30         Nine Months Ended Sept 30
                                                             ----------------------------      ----------------------------
                                                                2001              2000            2001              2000
                                                             -----------      -----------      -----------      -----------
Earnings per Share - Basic:
   Net (loss) income                                         $  (329,022)     $  (138,664)     $  (583,864)     $   (65,235)
   Dividends on preferred shares                                 (33,877)         (10,000)        (101,631)         (30,000)
                                                             -----------      -----------      -----------      -----------
   Net (loss) income available to common shareholders        $  (362,899)     $  (148,664)     $  (685,495)     $   (95,235)
                                                             ===========      ===========      ===========      ===========

   Weighted average shares outstanding                         2,607,758        2,256,355        2,615,641        2,224,316
                                                             ===========      ===========      ===========      ===========

                         Basic (Loss) Earnings Per Share     $     (0.14)     $     (0.07)     $     (0.26)     $     (0.04)
                                                             ===========      ===========      ===========      ===========

Earnings per Share - Diluted:
   Net (loss) income available to common shareholders        $  (362,899)     $  (148,664)     $  (685,495)     $   (95,235)
   Dividends on preferred shares
   Net (loss) income available to common shareholders
                                                             -----------      -----------      -----------      -----------
      after assumed conversions                              $  (362,899)     $  (148,664)     $  (685,495)     $   (95,235)
                                                             ===========      ===========      ===========      ===========

   Weighted average shares outstanding                         2,607,758        2,256,355        2,615,641        2,224,316
   Dilutive effect of preferred stock
   Dilutive effect of stock options and warrants
                                                             -----------      -----------      -----------      -----------
      Diluted average shares outstanding                       2,607,758        2,256,355        2,615,641        2,224,316
                                                             ===========      ===========      ===========      ===========

                       Diluted (Loss) Earnings Per Share     $     (0.14)     $     (0.07)     $     (0.26)     $     (0.04)
                                                             ===========      ===========      ===========      ===========

NOTE C - LEGAL PROCEEDINGS

     ConMat is currently a defendant in an action originally filed on January 28, 1999, in Pennsylvania state court captioned John R. Thach v. The Eastwind Group, et al. On October 27, 2000, co-defendant, The Eastwind Group, Inc., filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code (U.S.B.C., E.D. Pa. Bankruptcy No. 00-33372 SR). The plaintiff removed the state court action to the United States Bankruptcy Court for the Eastern District of Pennsylvania on November 29, 2000 (U.S.B.C., E.D. Pa. Adversary No. 00-906). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the December 8, 1998 acquisition of Polychem declared null and void. Among the other named defendants is Paul A. DeJuliis, President of ConMat and the former Chief Executive Officer of Eastwind. Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the State Court denied plaintiff's request for injunctive relief. An evidentiary hearing is scheduled on January 17, 2002 to resolve Mr. Thach's claims against Mr. DeJuliis.

     On January 22, 2001 the Bankruptcy Court appointed a Chapter 11 trustee to oversee and administer The Eastwind Group, Inc. bankruptcy. The bankruptcy trustee asserted claims against ConMat, including that the December 8, 1998 acquisition of Polychem was a fraudulent transaction. Management of ConMat negotiated the terms of a settlement agreement with the bankruptcy trustee to resolve the claims asserted, which was filed with the bankruptcy court on October 25, 2001. Thereafter, on December 13 and 17, 2001, the bankruptcy court held a two-day hearing on the approval of the settlement agreement. The bankruptcy court's decision concerning approval of the settlement agreement is currently pending. The proposed settlement agreement contemplates the payment by ConMat of $1,500,000 to the bankruptcy trustee, including $500,000 in cash and a promissory note in the amount of $1,000,000. If the settlement agreement is approved by the bankruptcy court and all other applicable approvals and consents are obtained, ConMat intends to fund its obligations under the settlement agreement in part by selling non-core assets and effecting a management led buyout of Polychem's specialty and water treatment product lines. There can be no assurances that the settlement agreement will be approved or that the transactions described above will be consummated.

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

         Important factors that may cause actual results to differ from projections include, for example:

     o general economic conditions, including their impact on capital expenditures;
     o business conditions in the materials technology and wastewater treatment industries;
     o the regulatory environment;
     o rapidly changing technology and evolving industry standards;
     o new products and services offered by competitors;
     o price pressures; and
     o fluctuations in exchange rates or foreign currencies.

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

Results of Operations For The Three-Month Periods Ended September 30, 2001 and 2000

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                                  Three Months Ended Sept 30
                                                -----------------------------
                                                  2001                 2000
                                                --------              -------
Net Sales                                         100.0%               100.0%
Cost of Goods Sold                                 76.9                 81.6
Gross Profit                                       23.1                 18.4
Selling and Administration                         24.6                 17.1
Interest Expense                                    4.3                  3.7
Other Expense                                      13.5                  4.3
Income Tax (Benefit) Expense                       (7.9)                (2.7)
                                                --------              -------
Net (Loss) Income                                 (11.4)%               (4.0)%
                                                ========              =======

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues decreased $546,000 or 15.9% to $2,876,000 for the three months ended September 30, 2001 from $3,420,000 for the three months ended September 30, 2000. The Company continued to experience lower than anticipated revenues as certain projects were delayed into the final calendar quarter of 2001 or early into calendar year 2002 as well as higher than normal revenues in the three-month period ended September 30, 2000. In addition, the terrorist attacks in the United States early in September caused additional delays in shipping/delivery schedules at the end of the current three-month period. Polychem ended the third quarter of 2001 with an order backlog of $6,300,000 compared to $9,700,000 at the end of the comparable quarter in 2000.

         Gross profit increased by $34,000 or 5.4% to $664,000 for the three-month period ended September 30, 2001 from $630,000 for the three months ended September 30, 2000. Gross profit increased as a percentage of sales to 23.1% for the three-month period ended September 30, 2001 from 18.4% for the three months ended September 30, 2000. Polychem's cost of good sold as a percentage of sales decreased from 81.6% for the three months ended September 30, 2000 to 76.9% in the quarter just ended. The slight dollar increase in gross profit despite lower revenues is the direct result of very negative results during the three months ended September 30, 2000. Gross margins are still somewhat below anticipated levels resulting from lower revenues being unable to cover fixed manufacturing overheads and increased pricing pressures both domestically and internationally. In the international marketplace, the strong US Dollar has created even more pressure to lower selling price to compete with local manufacturers. Polychem bids and invoices almost exclusively in US Dollars. Other factors causing increases in the cost of sales are higher freight costs associated with partial shipments and some unexpected inefficiencies in manufacturing labor.

         Selling and administrative expenses increased by $122,000 or 20.7% to $707,000 for the three month period ended September 30, 2001 from $586,000 for the comparable quarter in 2000. As a percentage of revenues, selling and administrative expenses increased to 24.6% for the three-month period ended September 30, 2001 from 17.1% for the three months ended September 30, 2000. This increase is the result of additions to the administrative staff and increased travel related expenses. Polychem has been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The administrative staff increases resulted from strategic replacements of individuals who left the organization in the first six months of 2000. Selling and administrative expenses have also increased in comparison to prior years as a result of the discontinuance of certain inter-departmental billings from administration to the manufacturing departments.

         Corporate expenses increased by $263,000 from $205,000 for the three months ended September 30, 2000 to $468,000 for the three months ended September 30, 2001. During the current three-month period, the Company wrote off the $193,000 receivable relating to the Eastwind bankruptcy as it is now deemed to be unrecoverable. There were also approximately $127,000 of prepaid expenses that related to certain acquisition and stock-related activities that have been discontinued and were therefore expensed. There were slight decreases from the prior year related to professional fees (primarily legal). ConMat continues to incur legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem.

         Interest expense for the three-month period ended September 30, 2001 decreased $3,000 or 2.2%, to $124,000 from $127,000 for the comparable quarter in 2000. The lower expense reflects somewhat lower borrowing levels and an overall decrease in interest rates.

         ConMat recognized a net loss of $329,000 for the three-month period ended September 30, 2001. For the comparable quarter in 2000, ConMat reported a loss of $139,000.

Results of Operations For The Nine-Month Periods Ended September 30, 2001 and
2000

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:
                                                   Nine Months Ended Sept 30
                                                  ---------------------------
                                                    2001                2000
                                                  -------             -------
Net Sales                                          100.0%              100.0%
Cost of Goods Sold                                  77.2                77.0
Gross Profit                                        22.8                23.0
Selling and Administration                          23.4                17.6
Interest Expense                                     3.9                 4.0
Other Expense                                        6.1                 2.3
Income Tax (Benefit) Expense                        (4.2)               (0.2)
                                                  -------             -------
Net (Loss) Income                                   (6.4)%              (0.7)%
                                                  =======             =======

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         Total revenues decreased $510,000 or 5.3% to $9,188,000 for the nine months ended September 30, 2001 from $9,698,000 for the nine months ended September 30, 2000. The Company continued to experience lower than anticipated revenues as certain projects were delayed into the final calendar quarter of 2001 or early into calendar year 2002 as well as higher than normal revenues in the nine-month period ended September 30, 2000. In addition, the terrorist attacks in the United States early in September caused additional delays in shipping/delivery schedules at the end of the current nine-month period. Polychem's order backlog at September 30, 2001 was $6,300,000 compared to $9,700,000 at September 30, 2000.

         Gross profit decreased by $135,000 or 6.1% to $2,093,000 for the nine-month period ended September 30, 2001 from $2,228,000 for the nine months ended September 30, 2000. Gross profit decreased as a percentage of sales to 22.8% for the nine-month period ended September 30, 2001 from 23.0% for the nine months ended September 30, 2000. Polychem's cost of good sold as a percentage of sales increased from 77.0% for the nine months ended September 30, 2000 to 77.2% in the nine month period ended September 30, 2001. The degradation in gross margin is the result of lower revenues for the six month period from April 1, 2001 through September 30, 2001 being unable to cover fixed manufacturing overheads for the same period resulting in lower margins for the nine month period ended September 30, 2001. The decrease is also the result of increased pricing pressures both domestically and internationally. In the international marketplace, the strong US Dollar has created even more pressure to lower selling price to compete with local manufacturers. Polychem bids and invoices almost exclusively in US Dollars. Other factors causing increases in the cost of sales are higher freight costs associated with partial shipments and some unexpected inefficiencies in manufacturing labor.

         Selling and administrative expenses increased by $437,000 or 25.5% to $2,147,000 for the nine-month period ended September 30, 2001 from $1,710,000 for the nine-month period ended September 30, 2000. As a percentage of revenues, selling and administrative expenses increased to 23.4% for the nine-month period ended September 30, 2001 from 17.6% for the nine months ended September 30, 2000. This increase is the result of additions to the administrative staff and increased travel related expenses. Polychem has been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The administrative staff increases resulted from strategic replacements of individuals who left the organization in the first nine months of 2000. Selling and administrative expenses have also increased in comparison to prior years as a result of the discontinuance of certain inter-departmental billings from administration to the manufacturing departments.

         Corporate expenses increased $368,000 from $405,000 for the nine months ended September 30, 2000 to $773,000 for the nine months ended September 30, 2001. During the current period, the Company wrote off the $193,000 receivable relating to the Eastwind bankruptcy as it is now deemed to be unrecoverable. There were also approximately $127,000 of prepaid expenses that related to certain acquisition and stock-related activities that have been discontinued and were therefore expensed. Increases in this area are related to professional fees (primarily legal) and increased insurance expenses. ConMat continues to incur legal expenses in the defense of several lawsuits that relate to ConMat's acquisition of Polychem.

         Interest expense for the nine-month period ended September 30, 2001 decreased $22,000 or 5.7%, to $361,000 from $383,000 for the nine months ended September 30, 2000. The lower expense reflects somewhat lower borrowing levels and an overall decrease in interest rates. Interest expense as a percentage of total revenues remained constant at 3.9% in the nine-month period ended September 30, 2001 and the nine-month period ended September 30, 2000.

         ConMat recognized a net loss of $391,000 for the nine-month period ended September 30, 2001. For the nine months ended September 30, 2000, ConMat reported a loss of $65,000.

Liquidity and Capital Resources

         ConMat realized a net cash decrease of $35,000 for the nine-month period ended September 30, 2001. For the comparable period in 2000, ConMat realized a net cash increase of $126,000. ConMat's primary source of working capital is a credit facility of up to $3 million, subject to a lending formula limit, secured by Polychem's receivables and inventory. As of September 30, 2001, the maximum borrowing amount was $2,616,000 and the outstanding balance was $2,453,000. ConMat's current ratio as of September 30, 2001 is .89 as compared to 1.01 at December 31, 2000. ConMat is presently in a negative working capital position of $705,000. The Company's financial condition is weak. Management is presently evaluating various alternatives to improve the financial condition of the Company. Asset sales, cost reductions and possible reorganizations are among those alternatives being considered at this time. Failure of the occurrence of these events would have a material adverse effect on the Company's financial condition. The Company's credit facility expired on September 30, 2001. The Company has been granted an interim extension of the previous credit facility with GE Capital Corporation, the lender, through January 31, 2002. The extension has imposed some additional financial restrictions and limitations on the Company generally in the form of additional reserves against maximum borrowing amount. GE Capital Corporation's discontinuance of this extension would have a material adverse effect on the Company's financial condition. ConMat has no commitments for significant capital expenditures in the foreseeable future.

PART II

Item 1.           Legal Proceedings.

         ConMat is currently a defendant in an action originally filed on January 28, 1999, in Pennsylvania state court captioned John R. Thach v. The Eastwind Group, et al. On October 27, 2000, co-defendant, The Eastwind Group, Inc., filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code (U.S.B.C., E.D. Pa. Bankruptcy No. 00-33372 SR). The plaintiff removed the state court action to the United States Bankruptcy Court for the Eastern District of Pennsylvania on November 29, 2000 (U.S.B.C., E.D. Pa. Adversary No. 00-906). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the December 8, 1998 acquisition of Polychem declared null and void. Among the other named defendants is Paul A. DeJuliis, President of ConMat and the former Chief Executive Officer of Eastwind. Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the State Court denied plaintiff's request for injunctive relief. An evidentiary hearing is scheduled on January 17, 2002 to resolve Mr. Thach's claims against Mr. DeJuliis.

         On January 22, 2001 the Bankruptcy Court appointed a Chapter 11 trustee to oversee and administer The Eastwind Group, Inc. bankruptcy. The bankruptcy trustee asserted claims against ConMat, including that the December 8, 1998 acquisition of Polychem was a fraudulent transaction. Management of ConMat negotiated the terms of a settlement agreement with the bankruptcy trustee to resolve the claims asserted, which was filed with the bankruptcy court on October 25, 2001. Thereafter, on December 13 and 17, 2001, the bankruptcy court held a two-day hearing on the approval of the settlement agreement. The bankruptcy court's decision concerning approval of the settlement agreement is currently pending. The proposed settlement agreement contemplates the payment by ConMat of $1,500,000 to the bankruptcy trustee, including $500,000 in cash and a promissory note in the amount of $1,000,000. If the settlement agreement is approved by the bankruptcy court and all other applicable approvals and consents are obtained, ConMat intends to fund its obligations under the settlement agreement in part by selling non-core assets and effecting a management led buyout of Polychem's specialty and water treatment product lines. There can be no assurances that the settlement agreement will be approved or that the transactions described above will be consummated.

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


                                     CONMAT TECHNOLOGIES, INC.


      Date: December 20, 2001         By: /s/ Paul A. De Juliis
                                          ----------------------
                                          Paul A. DeJuliis,
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)




      Date: December 20, 2001        By: /s/ Thomas C. Morral, Jr.
                                         -------------------------
                                         Thomas C. Morral, Jr.,
                                         Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)