Form 10KSB
period 2001-12-31
CONMAT TECHNOLOGIES INC
filed 2002-05-24
CIK 1077445

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the fiscal year ended   December 31, 2001
                                     -----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.
         For the transition period from _____________ to ______________

                        Commission file number 000-30166
                                               ---------

                            ConMat Technologies, Inc.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                           Florida                                                         232999072
         -----------------------------------------------------------------         ---------------------------
         (State or Other Jurisdiction of  Incorporation or Organization)        (I.R.S. Employer Identification No.)

         Franklin Avenue and Grant Street, Phoenixville, PA                  19460
         -----------------------------------------------------         ------------------
         (Address of Principal Executive Offices)                          (Zip Code)

                                 (610) 935-0225
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:            None.
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               YES _X__  NO ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The Issuer's revenues for its most recent fiscal year were $12,289,424.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2002 was $123,533, based on the average of the closing bid and asked prices of the Registrant's common stock as reported by the Nasdaq OTC Bulletin Board.

As of March 31, 2002, the Registrant had outstanding, 2,607,758 shares of common stock.

Transitional Small Business Disclosure Format (check one).   YES ____ NO __X__


                       DOCUMENTS INCORPORATED BY REFERENCE


None.

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

                                     PART I

Item 1.  Description of Business.

General

ConMat Technologies, Inc., ("ConMat"), formerly known as EPL Systems, Inc. and Phoenix Systems, Inc., was incorporated in Florida in 1986. ConMat is not an operating company and does not have significant assets or conduct significant business except through its wholly-owned subsidiary. In December 1998, ConMat acquired 100% of the common stock of Polychem Corporation ("Polychem") from The Eastwind Group, Inc. Polychem develops custom engineered plastic molded products which are marketed to wastewater treatment plants and other industrial end users. Product categories emphasized include those, which make the environment cleaner, operations safer and improve operating efficiencies.

Polychem has agreed to outsource the manufacturing of its product lines to Ensinger Vekton, Inc. and Putnam Precision Molding, Inc. (collectively, "Supplier"), pursuant to a Supply and Equipment Purchase Agreement, dated March 20, 2002. Under the terms of the agreement, Polychem has agreed to purchase a minimum of $2.5 million of products from Supplier each year and to sell to Supplier certain of the equipment Polychem formerly used to manufacture its products.

On March 20, 2002, ConMat entered into a License and Asset Purchase Agreement (the "License and Asset Purchase Agreement") with Polychem and Ecesis LLC, a business owned by former Polychem management ("Ecesis") which provides for the sale of Polychem's specialty and water treatment product lines to Ecesis (the "Sale"). The Sale is subject to the approval of ConMat's shareholders.

ConMat anticipates holding a special meeting of its shareholders in the near future at which its shareholders will vote whether to approve the Sale and a Plan of Liquidation for the remaining assets of Polychem (the "Liquidation"). ConMat believes that its shareholders will approve the Sale and the Liquidation.

Ecesis is a Delaware limited liability company which was formed to purchase Polychem's specialty and water treatment lines. Two of ConMat's and Polychem's former directors and officers, Paul A. DeJuliis and Richard R. Schutte, are members of Ecesis. Messrs. DeJuliis and Schutte resigned as directors and officers of ConMat and Polychem on March 13, 2002.

Pending the approval of the Sale by ConMat's shareholders, pursuant to the License and Asset Purchase Agreement, Polychem has licensed its specialty and water treatment product lines to Ecesis in exchange for all profits generated from sales. In the event that the Sale is not approved by ConMat's shareholders, the license will terminate and Polychem will resume developing and marketing its product lines.

If ConMat's shareholders approve the Sale and Liquidation, ConMat will have no assets (other than cash, if any, remaining after satisfaction of its and Polychem's liabilities). In such event, the Board of Directors of ConMat will seek to acquire an interest in one or more suitable operating businesses, which may include assets or shares of another entity to be acquired by ConMat directly or through a subsidiary, that the Board of Directors believes will be profitable to ConMat and its shareholders.

The principal executive offices of ConMat are located at Franklin Avenue and Grant Street, Phoenixville, PA 19460. The telephone number is (610) 935-0225.

ConMat

Business Strategy. If the Sale and Liquidation is approved by ConMat's shareholders, ConMat's business strategy will be to acquire an interest in one or more suitable operating businesses, which may include assets or shares of another entity to be acquired by ConMat directly or through a subsidiary, that the Board of Directors believes will be profitable to ConMat and its shareholders.

If the Sale and Liquidation is not approved by ConMat's shareholders, ConMat's business strategy will be to operate Polychem. The following is a description of Polychem and its business.

Polychem

General. Polychem is a wholly-owned subsidiary of ConMat. Polychem was originally formed in February 1995 by its former owner for the purpose of acquiring substantially all of the assets and business of The Polychem Division of The Budd Company. Polychem, which has been in business since 1955, develops custom engineered plastic molded products, which are marketed primarily to wastewater treatment plants, as well as to other industrial users.

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

Manufacturing. Polychem, Ecesis and Ensinger Vekton, Inc. and Putnam Precision Molding, Inc. (collectively, "Supplier") entered into a Supply and Equipment Purchase Agreement on March 20, 2002, pursuant to which Polychem has outsourced the manufacturing of its product lines to Supplier. Under the terms of the agreement, Polychem and Ecesis agreed to purchase a minimum of $2,500,000 of products from Supplier during each year of the agreement. The term of the agreement is five years and will renew automatically thereafter for successive one year terms unless terminated by one of the parties. In addition, the agreement also provides that Polychem will sell to Supplier certain of its manufacturing assets for a purchase price of $287,000, which amount shall be paid monthly by Supplier to Polychem's senior secured lender, on Polychem's behalf, at the rate of 15% of the invoice amount of purchased products. Under the terms of the License and Asset Purchase Agreement, Ecesis has agreed to assume all of Polychem's rights (other than the right to receive the purchase price of equipment) and obligations under this agreement upon the consummation of the Sale.

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

Polychem markets its plastic chain, cast nylon buckets, steel mill bearings and compression molded phenolics primarily through distributors. The balance of its products, including its wastewater treatment component systems, are sold primarily through Polychem's internal sales force, which consists of four employees. Domestic distributors are paid a percentage of sales ranging from 5% to 15%. Internationally, distributors are compensated principally on a buy and sell basis. In effect, Polychem sells to the distributor who, in turns, resells to the ultimate buyer. The distributor earns the difference between its purchase price and the sales price to the buyer. Polychem's internal sales force receives a base salary and a bonus based on their individual and ConMat's overall performance. In its most recent fiscal year, Polychem's sales force generated approximately 62% of its annual sales revenue, international distributors accounted for approximately 11% and domestic distributors accounted for approximately 27%. Domestic revenues were approximately 57% and international revenues were approximately 43% in the 2000 fiscal year.

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

In the event the Sale is not approved, ConMat's long-term goals for Polychem include solidifying Polychem's reputation as a leading provider of quality wastewater treatment equipment products; increasing sales of its traditional products by improving existing product lines; and seeking new wastewater treatment products to supplement its current line. Additionally, ConMat seeks to make Polychem the low cost provider and believes that the outsourcing of manufacturing will help to achieve this goal.

Environmental Regulations. While no assurances can be given, Polychem does not anticipate any material costs for environmental remediation projects. As a result of its decision to cease manufacturing its products, it no longer will incur such costs as oil reclamation, hauling of waste products and energy costs associated with recycling and waste disposal. Polychem historically spent approximately $50,000 annually to comply with environmental laws, including hauling costs as well as general monitoring and compliance costs, and its costs in the future should be significantly less. Polychem maintains seven above ground storage tanks. Two were used to store phenolic resins inside the plant; two stored fuel oil; and three outside tanks were used to store other chemicals. There are spill containment systems in place throughout the facility.

Occasionally, there are minor and isolated spills of heat transfer oil, capolactin and phenolic resins. The latter two quickly solidify at room temperature and the hardened material is removed to an approved landfill; spills of heat transfer oil are cleaned and properly disposed of with other waste products by a licensed outside processor. Polychem submitted a revised spill prevention and response plan to the Pennsylvania Department of Environmental Resources in May 1994 to which no comments have been received as of the date of this filing.

Polychem has occupied its Phoenixville, Pennsylvania property since 1974. The property was first used as a silk mill in the early part of this century and then as a manufacturing site for felt carpet padding. Three environmental audits that have been conducted over the past five years as part of customary due diligence in financing transactions have not revealed contamination. An environmental audit was commissioned by Congress Financial Corporation in conjunction with the purchase of Polychem by The Eastwind Group in 1995. A second environmental study was commissioned by Fidelity Funding in connection with a financing commitment in 1997. A third environmental study was commissioned by GE Capital Corporation in connection with their refinancing in 1998.

Employees. Polychem employs 35 employees, of whom 8 are employed on an hourly basis. Hourly employees are members of United Textile Workers of America, AFL-CIO, Phoenixville Plastic Makers' Union, Local No. 130. Most are semi-skilled workers. The current union contract expires at the end of September 2002.

ConMat has assumed all of Polychem's continuing obligations under its collective bargaining agreement with the Union, which includes assumption of obligations under a defined benefit retirement plan for hourly rated employees at its Phoenixville, Pennsylvania plant. The plan is funded in accordance with certain actuarial assumptions and to meet ERISA funding requirements. However, there can be no assurances that market performance of plan investments will be sufficient to meet all plan liabilities as they arise.

Equipment. Polychem has agreed to sell most of the equipment that it owns which is required to manufacture its product lines to Supplier pursuant to the Supply and Equipment Purchase Agreement. The purchase price for this equipment is $287,000. Since Polychem has outsourced the manufacturing of its product lines to Supplier, Polychem no longer has a use for this equipment.

Research and Development. Polychem is the owner of a number of United States and foreign patents and patent applications relating to water treatment plastic products, chain conveyor links, conveyor chain bearings, sprockets with locking mechanisms and a bucket grit elevator system. The ownership of such patents helps Polychem from a marketing standpoint by securing its continued reputation as an innovative competitor in its industry. If the Sale is approved and consummated, all of Polychem's patents will be assigned to Ecesis.

Polychem employs six application engineers who use computer aided design equipment to design custom wastewater treatment non-metallic rectangular clarifier systems or to alter existing clarifiers to meet changing specification requirements. All new products are evaluated for patent protection. Recently, Polychem was granted a patent for a grit bucket system, which is now undergoing marketing development. To date, five successful applications for the system have been found, the most significant of which is to function as part of a grit collection system in wastewater treatment where it will be used to remove sand and gravel from effluent before it reaches the clarifier. Polychem incurred $226,000 and $225,000 on product research, engineering and development costs during the years ended December 31, 2001 and 2000, respectively.

Debt and Encumbrances. On September 30, 1998, Polychem entered into a Loan and Security Agreement with General Electric Capital Corporation ("GECC"), which provides for a three-year, $3,500,000 revolving line of credit and a three-year term loan of $1,500,000. On August 25, 1999, the revolving line of credit was increased to $5,000,000. The revolving line of credit and the term loan originally were secured by a mortgage on Polychem's Phoenixville, Pennsylvania facility, which mortgage lien was released in connection with the Public School Employees' Retirement Board financing described below. The term loan is secured by Polychem's equipment. The revolving line of credit is secured by accounts receivable and inventory. Advances under the revolving line of credit are subject to a lending formula limiting the availability of funds to the total of
(i) 80% of eligible accounts receivable, less the amount by which contractual holdbacks (i.e., amounts that customers are entitled to hold back until completion of a project) in favor of account debtors on eligible accounts exceeding $250,000, plus (ii) the lesser of $750,000 or 50% of eligible inventory (less a $460,000 reserve). Interest rates on the loan are at a rate of 8.75% in excess of the 30 day dealer commercial paper rate on the revolving line of credit, 10.77% at December 31, 2001, and 10.50% in excess of the 30 day dealer commercial paper rate for the term loan, 12.52% at December 31, 2001.

Interest on the revolving line of credit and term loan is payable monthly. Polychem's collections of accounts receivable are deposited with GECC under a lockbox arrangement and applied to reduce the balance of the revolving line of credit, which then may be drawn against subject to availability. As of December 31, 2001, availability under the line of credit was $2,872,893 and outstanding borrowings were $2,818,893. In connection with the Public School Employees' Retirement Board financing described below, GECC agreed to restructure the payment schedule on the remaining balance of its term loan to provide for monthly payments of $8,000. As of December 31, 2001 the outstanding balance of the GECC term loan was $180,000.

On August 25, 1999, Polychem received a $1,880,000 term loan from the Public Employees' Retirement Board, secured by a mortgage on Polychem's Phoenixville, Pennsylvania facility. $813,000 of the net proceeds of the loan were applied to reduce the outstanding balance of the GECC term loan and the remaining $996,000 of net proceeds were applied to reduce the outstanding balance of the GECC revolving line of credit. The Public School Employees' Retirement Board loan is for a term of 10 years. The interest rate on the Public School Employees' Retirement Board loan is 8.5% for the first five years, and thereafter is 350 basis points above the 5 year U.S. Treasury Note Yield Rate as of the end of the first five years. Principal and interest are payable in equal monthly installments based on a 25 year amortization schedule, with a balloon payment September 1, 2009 equal to outstanding principal balance plus accrued interest. As of December 31, 2001, the outstanding balance of the Public School Employees' Retirement Board term loan was $1,823,804.

Polychem executed a $1,626,294 promissory note to The Budd Company on March 10, 1995 as part of the purchase price of the Polychem Division of Budd. The outstanding principal balance of this note as of December 31, 2001 was $813,148. The note accrues interest at 8%, payable quarterly. Subsequent to December 31, 2001, Polychem was in default under this note for failure to make timely payments. An agreement between the two parties provides for various payments of principal and interest to be made during calendar year 2002.

                                  RISK FACTORS

         An investment in ConMat's common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors before making an investment.

RISKS FACTORS RELEVANT UPON SALE OF POLYCHEM

         If the sale of Polychem's specialty and water treatment product lines pursuant to the License and Asset Purchase Agreement is approved by ConMat's shareholders, ConMat will generate no income after the sale other than from Polychem's collection of accounts receivable, sales of its remaining inventory and income from the rental of its commercial property in Phoenixville, Pennsylvania. Accordingly, ConMat's Board of Directors will liquidate and dissolve Polychem and then will seek to acquire one or more suitable operating business that the Board of Directors believes will be profitable to ConMat and its shareholders. In such event, the following Risk Factors shall be applicable with respect to an investment in ConMat's common stock.

         We will have no operating history and minimal assets and, as a result, our prospects are difficult to evaluate.

         After the Sale, we will have no operating history or any revenues or earnings from operations other than those of the business which we may acquire. ConMat will have no significant assets or financial resources. We will incur operating expenses without corresponding revenues, at least until the consummation of a business combination. As a result we may incur a net operating loss which will increase continuously until we can consummate a business combination with a target entity. If we are unable to fund our business, we will be forced to go out of business.

         Our proposed operations are speculative and our business may fail.

         The success of ConMat' proposed plan of operation will depend to a great extent on the operations, financial condition and management of the target entity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting our criteria. In the event we complete a business combination, the success of our operations will be dependent upon management of the target entity and numerous other factors beyond our control. It is possible that our resources will be depleted prior to consummating a business combination.

         Transactions involving "penny stocks" such as ConMat are highly regulated.

         The Exchange Act of 1934, as amended (the "Exchange Act"), defines "penny stock" as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) certify that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure is also required to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         There is a scarcity of and tremendous competition for target candidates and combinations.

         ConMat is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for ConMat. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than ConMat and, consequently, ConMat will be at a competitive disadvantage in identifying possible target entities and successfully completing a business combination. In addition, ConMat will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         We are not currently a party to and cannot guarantee that we will become a party to any arrangement which would result in a business combination.

         We currently have no arrangement or agreement with respect to engaging in a merger with or acquisition of any business entity. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, or without which we would not consider a business combination with such business entity.

         We may be able to pursue only one business opportunity which would restrict our ability to diversify into other areas.

         Our proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

         ConMat has, and will continue to have, minimal capital with which to provide the owners of target entities.

         Although ConMat will not have sufficient capital to provide to target entities, management believes that ConMat will be able to offer owners of target entities the opportunity to acquire ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. This, however, is no guarantee that the owners of a target entity will enter into a business combination with ConMat.

         We depend on key individuals and they would be difficult to replace.

         Our officers and directors have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers and directors. Loss of the services of these individuals would adversely affect development of our business and our likelihood of continuing operations.

         Our management may participate in other activities which may directly or indirectly conflict with the activities in which we are participating.

         Our officers and directors participate in other ventures which may compete directly or indirectly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that requires full disclosure of any potentially conflicting relationships.

         The reporting requirements of the Exchange Act may delay or preclude the acquisition of some target entities.

         The Exchange Act requires companies whose securities are registered under the Exchange Act to provide information about significant acquisitions including audited financial statements for the acquired entity covering one or two fiscal years, depending on the relative size of the acquisition. It is likely that we will be required to prepare and file an information statement with the SEC prior to the consummation of any transaction. Filing the information statement will require us to prepare the financial statements for any potential acquired company in conformity with generally accepted accounting principles and to provide appropriate financial disclosure to ConMat shareholders. The cost and effort of such an undertaking may make a potential acquisition less attractive to us.

         The time and additional costs that may be incurred by some target entities to prepare such audited financial statements may significantly delay or essentially preclude our consummation of an otherwise desirable acquisition. Acquisition prospects that do not have and are unable to obtain the required audited financial statements will not be appropriate for acquisition.

         A business combination may result in a change in control and a change in our management.

         A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target entity obtaining a controlling interest in us. Any such business combination may require our officers and directors to sell or transfer all or a portion of our common stock held by them, and to resign as members of the Board of Directors and as officers. The resulting change in control could result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

         There is no guarantee that a business combination would result in tax-free treatment.

         Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to us and the target entity; however, we cannot assure you that any business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

RISK FACTORS RELATING TO CURRENT OPERATION OF POLYCHEM.

         The following risk factors are relevant with respect to an investment in ConMat's common stock in the event that the Sale and Liquidation are not approved by ConMat's shareholders and ConMat resumes the operation of Polychem.

         We may not be able to obtain adequate financing for working capital.

         We have financed our working capital requirements and capital expenditures primarily through bank debt and cash flow generated from operations. In order to satisfy our existing obligations and support our operations, we will require additional capital. There can be no assurance that additional capital will be available or that, if available, we can obtain such capital on satisfactory terms. Any additional equity financing may be dilutive to stockholders, and debt financing may impose substantial restrictions on our ability to operate and raise additional funds.

         We have a large amount of secured debt which we may not be able to service and which restricts our activities. We have a large amount of debt in relation to our assets and our revenues. At December 31, 2001, our aggregate amount of secured indebtedness was $4.3 million. We may also incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes, subject to the restrictions in our existing debt instruments. Our existing debt entails significant risks, including the following:

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

         There is a limited public market for our common stock. There is no established active public trading market for our common stock. Our common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Nasdaq OTC Bulletin Board under the symbol "CNMT." As of March 31, 2002, the last reported sale price of ConMat's common stock was $0.07 and there were 11 firms listed as market makers for our common stock. There can be no assurance that our common stock will trade at prices at or about its present level, and an inactive or illiquid trading market may have an adverse impact on the market price. Moreover, price fluctuations and the trading volume in our common stock may not necessarily be dependent upon or reflective of our financial performance.

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

         The prices at which we have agreed to purchase products under the Supply and Equipment Purchase Agreement are subject to increase. Any increase in price may adversely affect our operating results and financial condition.

         Under the terms of the Supply and Equipment Purchase Agreement, Polychem has agreed to purchase a minimum of $2.5 million of products from Supplier each year. The prices of the products that Polychem has agreed to purchase, however, are subject to increase under the terms of the Supply and Equipment Purchase Agreement. Accordingly, even if Polychem could purchase the products for less from another supplier, it would first have to purchase the $2.5 million minimum of products from Supplier. This restriction, as well as a general increase in the cost of raw materials which comprise the products, could have a material adverse effect on our financial condition and results of operation.

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

         Experienced competition exists in each of Polychem's major markets, and many of Polychem's competitors maintain good working relationships with their customers and produce quality products and have access to significantly greater financial resources. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products, which are demanded by the industry. Our operations and properties may expose us to material costs or liabilities related to environmental regulations. Our operations and properties are subject to a wide variety of federal, state and local laws and regulations, including those governing the use, storage and handling, generation, treatment, emission, remediation of contaminated soil and ground water, and the health and safety of employees. There is no assurance that our operations or properties will comply with applicable regulations. As such, our operations and properties expose us to the risk of claims with respect to such matters and we may incur material costs or liabilities in connection with such claims.

Item 2.  Description of Properties.

Polychem operates from a 220,000 square foot facility in Phoenixville, Pennsylvania, which it owns, subject to a mortgage. See "ConMat-Polychem-Debt and Encumbrances." In July 1998, the property was appraised at $2.4 million by AccuVal Associates Incorporated, an independent appraiser. Since Polychem began outsourcing the manufacturing of its products as of March 20, 2002, it presently uses only approximately 15,000 square feet for warehousing, and 12,000 square feet for offices. Polychem leases approximately 72,000 square feet of warehouse space to three tenants at rental rates ranging from $3.01 through $3.24 per square foot. Approximately 50,000 square feet is leased for five years with the balance leased for one year. Polychem also leases a tower located on the facility and approximately 1,000 square feet of warehouse space to three cellular phone operators. Combined annual lease income from the tower is $51,000. Two of the tower leases have ten year terms and one lease has a five year term. An additional 5,000 square feet of warehouse space is available for lease at the facility. Management believes that Polychem's properties are adequately insured.

Item 3.  Legal Proceedings.

         ConMat is currently a defendant in an action originally filed on January 28, 1999, in Pennsylvania state court captioned John R. Thach v. The Eastwind Group, et al. On October 27, 2000, co-defendant, The Eastwind Group, Inc., filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code (U.S.B.C., E.D. Pa. Bankruptcy No. 00-33372 SR). The plaintiff removed the state court action to the United States Bankruptcy Court for the Eastern District of Pennsylvania on November 29, 2000 (U.S.B.C., E.D. Pa. Adversary No. 00-906). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem Corporation to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the December 8, 1998 acquisition of Polychem declared null and void. Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the State Court denied plaintiff's request for injunctive relief.

         On January 22, 2001 the Bankruptcy Court appointed a Chapter 11 trustee to oversee and administer The Eastwind Group, Inc. bankruptcy. On May 24, 2001, the bankruptcy trustee filed a substituted Complaint against ConMat. In his complaint, the bankruptcy trustee asserted claims against ConMat, including those originally raised in the John Thach complaint that the December 8, 1998 acquisition of Polychem was a fraudulent transaction.

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

         To resolve the claims asserted by the bankruptcy trustee, John Thach and ProFutures, management of ConMat negotiated the terms of a settlement agreement with the bankruptcy trustee, which was filed with the bankruptcy court on October 25, 2001. Thereafter, on December 13 and 17, 2001, the bankruptcy court held a two-day hearing on the approval of the settlement agreement. On February 27, 2002, the bankruptcy court approved the settlement agreement. The settlement agreement requires the payment by ConMat of $1,500,000 to the bankruptcy trustee, including $500,000 in cash and a promissory note in the amount of $1,000,000. ConMat intends to fund the obligations under the settlement agreement through the Sale and Liquidation.

         Subject to payment by ConMat of $1,500,000 to the bankruptcy trustee pursuant to the settlement agreement and payment by Polychem of an IRS claim, John Thach's claims will be released against, among others, ConMat. In addition, the bankruptcy trustee has agreed to allocate and set aside a portion of the settlement proceeds, not to exceed $200,000, to fund the indemnification obligations from ConMat's share of liability, if any, in the ProFutures' action. ConMat's wholly owned subsidiary, Polychem Corporation, is also a defendant in the actions brought by the bankruptcy trustee and Thach and is also a party to the various settlement agreements referenced above.

         In addition to the litigation arising out of the Eastwind bankruptcy and the claims asserted by Thach, Polychem is a defendant in an action filed by The Budd Company in the Court of Common Pleas of Chester County. The Budd Company confessed judgment against Polychem under a note given by Polychem to The Budd Company. At present, The Budd Company has taken no steps to execute on its confession of judgment. The Budd Company has agreed to forbear from executing on its judgment and has accepted periodic payments from Polychem. The current balance due to The Budd Company is approximately $700,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The common stock of ConMat has been quoted on the Nasdaq OTC Bulletin Board since December 21, 1998 under the symbol "CNMT". The following table shows quarterly low and high bid information for the common stock from December 21, 1998 through March 31, 2002:

                                            Low Bid           High Bid
                                            -------           --------

                  2002
                  ----

                  First Quarter               $0.04            $0.15

                  2001
                  ----

                  Fourth Quarter                .02              .07
                  Third Quarter                 .07              .30
                  Second Quarter                .06              .78
                  First Quarter               $0.12            $0.49

                  2000
                  ----
                  Fourth Quarter               0.25                1.625
                  Third Quarter                1.125               4.00
                  Second Quarter               2.00                5.75
                  First Quarter               $3.125              $5.50

                  1999
                  ----
                  Fourth Quarter              $3.50               $5.00
                  Third Quarter                3.03                5.00
                  Second Quarter               3.00                3.00
                  First Quarter                1.63                4.00

                  1998
                  ----
                  Fourth Quarter (1)          $1.50               $2.125

(1)      Commencing December 21, 1998.

Market quotations reflect inter-dealer prices, without retail markups, markdown or commissions and may not necessarily reflect actual transactions. As of March 31, 2001, there were 2,607,758 shares of common stock outstanding held by approximately 20 holders of record.

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

Results of Operations

For the Fiscal Year Ended December 31, 2001 as compared to the Fiscal Year Ended December 31, 2000.

The following table provides certain statement of operation items as a percentage of net sales for the fiscal years indicated:

                                                      Twelve Months
                                                    Ended December 31
                                                 ------------------------
                                                   2001           2000
                                                 --------      ---------
Net Sales                                           100.0%        100.0%
Cost of Goods Sold                                   81.6          76.6
Gross Profit                                         18.4          23.4
Selling and Administration                           25.8          17.4
Interest Expense                                      4.0           3.8
Other Expense                                        18.5           2.0
Income Tax (Benefit) Expense                        (9.4)           0.2
                                                 --------      --------
Net Income                                         (20.5)%        (0.0)%
                                                 ========      ========

Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

Total revenues decreased $1,406,000 or 10.3% from $13,695,000 for the year ended December 31, 2000 to $12,289,000 for the year ended December 31, 2001. Polychem ended the year 2001 with an order backlog of $7,200,000 compared to $7,700,000 at the end of 2000, a decrease of 6.5%.

Gross profit decreased by $934,000 or 29.2% to $2,267,000 for the year ended December 31, 2001 from $3,201,000 for the comparable period in 2000. Gross profit decreased as a percentage of sales to 18.4 % for the year ended December 31, 2001 from 23.4% from the year earlier period. The degradation in gross margin is the result of lower revenues for the year ended December 31, 2001 and not being unable to cover fixed manufacturing overheads. The decrease is also the result of increased pricing pressures both domestically and internationally. In the international marketplace, the strong US Dollar has created even more pressure to lower selling price to compete with local manufacturers. Polychem bids and invoices almost exclusively in US Dollars. Other factors causing increases in the cost of sales are higher freight costs associated with partial shipments and some unexpected inefficiencies in manufacturing labor.

Selling and administrative expenses increased by $792,000 or 33.3% to $3,172,000 for the year just ended from $2,380,000 for the comparable period in 2000. As a percentage of revenues, selling and administrative expenses increased from 17.4% for the year ended December 31, 2000 to 25.8% of total revenues for the year ended December 31, 2001. This increase is the result of additions to the administrative staff and increased travel related expenses. Polychem has been increasing its expenditures in the cultivation of additional business opportunities throughout the Pacific Rim. The administrative staff increases resulted from strategic replacements of individuals who left the organization during the preceding year. Also responsible for the increase was the provision of an additional $220,000 for potential accounts receivable write-offs. Selling and administrative expenses have also increased in comparison to prior years as a result of the discontinuance of certain inter-departmental billings from administration to the manufacturing departments.

Corporate expenses increased in excess of 100% from $526,000 for the year ended December 31, 2000 to $1,051,000 for the year ended December 31, 2001. The primary reason for this large change is an increase in professional fees associated with the finalization of the legal actions relating to ConMat's original acquisition of Polychem. During the twelve months ended December 31, 2001, the Company also wrote off the $193,000 receivable relating to the Eastwind bankruptcy as it is now deemed to be unrecoverable. Additionally there were also approximately $270,000 of prepaid expenses and advances that related to certain acquisitions and stock-related activities that have been discontinued and were therefore expensed.

The Company has accrued an expense of $1.5 million relating to the settlement of the litigation associated with ConMat's acquisition of Polychem.

Interest expense for the year ended December 31, 2001 decreased slightly by $31,000 or 6.0%, to $495,000 from $526,000 for the comparable period in 2000.
Interest costs as a percentage of total revenues increased to 4.0% in the year ended December 31, 2001 compared to 3.8% in the year earlier period.

ConMat recognized a loss of $2,514,000 for fiscal year 2001 as compared to a profit of $4,000 for the year ended December 31, 2000.

Liquidity and Capital Resources

ConMat's primary source of working capital is a credit facility of up to $3 million (as of December 31, 2001; since reduced to $1 million), subject to a lending formula limit, secured by Polychem's receivables and inventory. As of December 31, 2001, the maximum borrowing amount was $2,872,893 and the outstanding balance was $2,818,893. The Company's credit facility expired on September 30, 2001. The Company has been granted an interim extension of the previous credit facility with GE Capital Corporation, the lender, through May 31, 2002. The extension has imposed some additional financial restrictions and limitations on the Company generally in the form of additional reserves against maximum borrowing amount. GE Capital Corporation's discontinuance of this extension would have a material adverse effect on the Company's financial condition.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities. The company's current ratio for at December 31, 2001 was .64 as compared to 1.01 at December 31, 2000. Working capital deficit at December 31, 2001 was ($3,301000) as compared to $59,000 at the end of the prior year. The primary factors associated with the large decrease in working capital are the degradation of accounts receivable, the legal settlement payable and an increase in the Company's current portion of long-term debt.

ConMat's cash position decreased $69,000 during fiscal year 2001. Net cash used in operating activities during fiscal year 2001 was $127,000 as compared to net cash provided by operating activities in fiscal year 2000 of $586,000. The change is principally attributable to the large operating loss incurred by the Company. Net cash used in investing activities decreased from $447,000 in fiscal year 2000 to $5,000 during the most recent fiscal year end as a result of very limited capital spending on property and equipment at Polychem in fiscal year 2001. During fiscal year 2001, net cash provided by financing activities was $63,000 as compared to $87,000 net cash used in financing activities in fiscal year 2000.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

             Name and Age                             Description
             ------------                             ------------
 Edward F. Sager, Jr., 55.............  Mr. Sager has been a member of the Board of Directors of ConMat since December,
                                        1998. Mr. Sager has been the President
                                        of Mentor Management Company, and a
                                        general partner of Mentor Partners, the
                                        General Partner of Mentor Special
                                        Situation Fund LP, an investment fund,
                                        and President of Mentor Capital Partners
                                        Ltd., a venture capital firm, since
                                        1994. He is a graduate of Lafayette
                                        College with a B.S. degree in Mechanical
                                        Engineering and he received an MBA in
                                        finance from New York University.

 Kenneth W. Evans, Jr., 56............  Mr. Evans has been a member of the Board of Directors of ConMat since March,
                                        2002. Mr. Evans is the founder and
                                        managing director of Concordia Financial
                                        Group, Inc., which provides advisory
                                        services for mergers, acquisitions and
                                        divestitures and private placements and
                                        debt and equity for lower middle market
                                        firms. Mr. Evans founded Concordia
                                        Financial Group, Inc. in 1989. Mr. Evans is a graduate of Wasburn University with a B.S. degree in Political Science and History and attended Washburn University School of Law.

 John R. Toedtman, 57.................  Mr. Toedtman has been a member of the
                                        Board of Directors of ConMat since
                                        March, 2002. Mr. Toedtman is a seasoned
                                        senior executive with full profit and
                                        loss responsibilities in various markets and in companies ranging from start-ups to Fortune 100. From November 2001 to present, he has been a partner of Landmark Financial Corp., a merger and acquisition advisory firm for healthcare market companies. From October 2000 to September 2001, Mr. Toedtman served as the CEO of Albert, Inc. (Americas), the American subsidiary of a Swiss company, engaged in the start up and launch of highly advanced search and information retrieval software. From October 1998 to October 2000, Mr. Toedtman was the Chief Operating Officer and a Director of In Sage, Inc., which is engaged in the business of language translation services. From May 1997 to October 1998, Mr. Toedtman was the Managing Director of Corporate Finance of Blue Stone Capital Partners, LLC, which provides a full range of investment banking activity to small cap companies. Prior to that, from January 1990 to January 1997, Mr. Toedtman served as the Chairman, CEO and Director of Gen/Rx, Inc., a company engaged in manufacturing generic injectible drugs for the veterinary and human markets. He is a graduate of Georgetown University with an A.B. in International Economics.

 Thomas C. Morral, Jr., 41............  Mr. Morral has served in his current position as Vice President, Chief
                                        Financial Officer of ConMat and Polychem since October, 2000. Prior to joining ConMat, Mr. Morral held several long-term interim assignments. From January, 2000 through September 2000, Mr. Morral was acting Chief Financial Officer for Physician Verification Services, Inc., a start-up Internet company. From January, 1999 through January, 2000, Mr. Morral was interim Chief Financial Officer for KVB-Enertec, Inc., a systems integrator in emissions monitoring. From May, 1997 through December, 1998, Mr. Morral was interim Director of Accounting for BetzDearborn, Inc., a leader in the area of specialty chemicals. From July, 1996 through May, 1997, Mr. Morral was Vice President, Corporate Controller for National Media Corporation, a publicly traded infomercial company. Prior to such time, Mr. Morral had been Corporate Controller for DecisionOne Corporation, a publicly traded computer service and maintenance company and spent five years with Betz Laboratories, Inc., a publicly traded manufacturer of specialty chemicals, most recently as Assistant Vice President, Finance & Administration for the company's international based operations. Mr. Morral is a graduate of Elizabethtown College with a B.S. in Accounting and concentrations in computer science and economics. He is also a certified public accountant.


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

Item 10. Executive Compensation.

The following summary compensation table sets forth the total annual compensation for the periods indicated paid to Paul A. DeJuliis, ConMat's Chief Executive Officer, the only executive officer who earned over $100,000 during the fiscal year ended December 31, 2001.

-----------------------------------------------------------------------------------------------------------------
                                                                                                      Securities
                                                Fiscal                                 Other          Underlying
          Name and Position                   Year Ended           Salary ($)      Compensation        Options
          -----------------                   ----------           ----------      ------------       ----------
-----------------------------------------------------------------------------------------------------------------
Paul A. DeJuliis, Chairman & Chief      December 31, 2001           $192,000           9,006 (3)          - -
Executive Officer of ConMat and         December 31, 2000           $178,680           9,504 (3)          - -
Polychem(1)                             December 31, 1999           $170,240           4,072 (2)          - -

-----------------------------------------------------------------------------------------------------------------
Richard R. Schutte, President of        December 31, 2001           $124,914         9,588 (3)            - -
ConMat and Polychem(1)                  December 31, 2000           $ 95,593         6,044 (3)            - -
                                        December 31, 1999(4)        $ 52,641         1,250 (3)            - -

-----------------------------------------------------------------------------------------------------------------
Thomas C. Morral, Jr., Vice             December 31, 2001           $111,928         4,800 (3)            - -
President, Chief Financial Officer of   December 31, 2000(5)        $ 25,357         1,200 (3)            - -
ConMat and Polychem                     December 31, 1999             - -               - -               - -
-----------------------------------------------------------------------------------------------------------------

(1) Mr. DeJuliis and Mr. Schutte each resigned from the respective positions on March 13, 2002.
(2)     Consists of an automobile allowance.
(3)     Consists of an automobile allowance and 401(k) matching contributions.
(4)     Mr. Schutte began his employment with ConMat in May, 1999.
(5)     Mr. Morral began his employment with ConMat in October, 2000.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information concerning the beneficial ownership of ConMat's common stock as of May 22, 2002, by each director and ConMat's Chief Executive Officer, all directors and the Chief Executive Officer as a group, and each person known to ConMat to beneficially own 5% or more of its outstanding common stock.

-----------------------------------------------------------------------------------------------------------------

              Name and Address of                    Amount and Nature of               Percentage of
                Beneficial Owner                   Beneficial Ownership (1)           Common Stock (1)
                ----------------                   ------------------------           ----------------
-----------------------------------------------------------------------------------------------------------------
Kenneth W. Evans, Jr.                                         90,000                          3.01%
Franklin Avenue & Grant Street
Phoenixville, PA 19460
-----------------------------------------------------------------------------------------------------------------
Edward F. Sager, Jr.                                         397,492(2)                      12.48%
Franklin Avenue & Grant Street
Phoenixville, PA 19460
-----------------------------------------------------------------------------------------------------------------
John R. Toedtman                                              90,000                          3.01%
Franklin Avenue & Grant Street
Phoenixville, PA 19460
-----------------------------------------------------------------------------------------------------------------
Directors and Chief Executive Officer                        577,492(2)                      18.13%
(3 persons)
-----------------------------------------------------------------------------------------------------------------
The Eastwind Group, Inc.                                     735,000(3)                      19.74%
1525 Locust Street
17th Floor
Philadelphia, PA  19102
-----------------------------------------------------------------------------------------------------------------
Ecesis, LLC
Franklin Avenue & Grant Street                               382,500(4)                      11.35%
Phoenixville, PA  19460
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

              Name and Address of                    Amount and Nature of               Percentage of
                Beneficial Owner                   Beneficial Ownership (1)           Common Stock (1)
                ----------------                   ------------------------           ----------------
-----------------------------------------------------------------------------------------------------------------
The Eastwind Group, Inc.                                     925,000                           31.29%
     Shareholder Trust
c/o Paul A. DeJuliis
Franklin Avenue & Grant Street
Phoenixville, PA  19460
-----------------------------------------------------------------------------------------------------------------
Mentor Special Situation Fund, L.P.                          166,667(5)                         5.28%
P.O. Box 560
Yardley, PA  19067
-----------------------------------------------------------------------------------------------------------------
The DAR Group, Inc.                                          240,000                            8.03%
30 Broad Street, 43rd Floor
New York, NY
-----------------------------------------------------------------------------------------------------------------
Paul A. DeJuliis                                             348,333(6)                        11.47%
1110 David Davis lane
West Chester, PA  19382
-----------------------------------------------------------------------------------------------------------------

* Less than 1%

(1) Based upon 2,988,083 shares of common stock issued as of April 30, 2001, calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.


(2) Includes 22,500 shares issuable upon the exercise of warrants held by Mr. Sager, 200,825 shares of common stock held by Mr. Sager, 166,667 shares issuable upon the exercise of warrants held by Mentor Special Situation Fund, L.P., of which Mr. Sager is a general partner, and 7,500 shares of common stock issuable upon exercise of warrants held by George Stasen, a partner of Mr. Sager.

(3) Consists of shares issuable upon conversion of Series A Convertible Preferred Stock.

(4)       Consists of shares of common stock issuable upon exercise of warrants.

(5) Edward F. Sager, Jr., a director of ConMat, is a general partner of Mentor Special Situation Fund, L.P.

(6)       Includes 50,000 Shares issuable upon the exercise of options.

Item 12. Certain Relationships and Related Transactions.

         None.

Item 13. Exhibits List and Reports on Form 8-K.

(A)      Exhibits

The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibit requirements of Regulation S-B.

Exhibit
Number     Description
-------    -----------

3.1        Articles of Incorporation of ConMat Technologies, Inc.***
3.2        By-laws of ConMat Technologies, Inc.*
4.1        Specimen common stock certificate.*
4.2        Specimen series A preferred stock certificate.*
4.3        Specimen series B preferred stock certificate.*
4.4        Series A warrant from ConMat to Mentor Special Situation Fund, L.P.
           dated December 8, 1998.*
4.5 Series B warrant from ConMat to Mentor Management Company dated December 8, 1998.*
10.2 Loan and Security Agreement between Polychem and General Electric Capital Corporation dated September 30, 1998.*
10.3 $3,500,000 Revolving Credit Note payable by Polychem to General Electric Capital Corporation dated September 30, 1998.*
10.4 $1,500,000 Term Note payable by Polychem to General Electric Capital Corporation dated September 30, 1998.*
10.5 Stock Pledge Agreement between ConMat and General Electric Capital Corporation dated December 8, 1998.*
10.6 Guarantee dated December 8, 1998 between ConMat and General Electric Capital Corporation.*
10.7 Waiver and Amendment Agreement among General Electric Capital Corporation, ConMat, Polychem and Eastwind.*
10.8 $1,626,294 Term Note payable by Polychem to The Budd Company dated March 10, 1995.*
10.9 Mortgage and Security Agreement between Polychem and General Electric Capital Corporation.*
10.10 Share Exchange Agreement between ConMat and Eastwind dated December 8, 1996.**
10.11 Eastwind Stockholder Trust Agreement between Eastwind and Paul A. DeJuliis dated December 7, 1998.**
10.12 Waiver and Amendment Agreement between General Electric Capital Corporation and Polychem dated August 25, 1999.**
10.13 Amended and Restated Term Note dated August 25, 1999 payable by Polychem to General Electric Capital Corporation.**
10.14 Amended and Restated Revolving Credit Note dated August 25, 1999 payable by Polychem to General Electric Capital Corporation.**
10.15 Guarantor Reaffirmation Agreement dated August 25, 1999 between ConMat and General Electric Capital Corporation.**
10.16 Balloon Mortgage Note dated August 25, 1999 payable to Public School Employees' Retirement Board by Polychem.**
10.17 Open End Mortgage and Security Agreement between Polychem and Public School Employees' Retirement Board dated August 24, 1999.**
10.18 Loan Guaranty and Suretyship Agreement between Polychem and Public School Employees' Retirement Board dated August 24, 1999.**
10.19 Mortgagee's Waiver and Consent dated August 25, 1999 between Public School Employees' Retirement System, Polychem and General Electric Capital Corporation.**
10.20 License and Asset Purchase Agreement, dated March 20, 2002, by and among ConMat, Polychem and Ecesis.
10.21 Supply and Equipment Purchase Agreement, dated March 20, 2002, by and among Polychem, Ecesis, Ensinger Vekton, Inc. and Putman Precision Molding, Inc.
10.22 Settlement Agreement, dated October 25, 2001 and modified December 5, 2001, among John W. Morris as the Chapter 11 Trustee for The Eastwind Group, Inc., Paul A. DeJuliis, ConMat and Polychem.
10.23 Seventh Amendment and Forbearance Agreement, dated September 21, 2001, by and between Polychem and General Electric Capital Corporation
11 Computation of Per Share Earnings (included in Financial Statements on Pages F-5, F-12 and F-13
21         Subsidiaries of ConMat.***

---------
* Incorporated by reference to Form 10-SB file no. 0-30114 filed April 27, 1999 and Amendment No. 1 filed June 16, 1999.

** Incorporated by reference to Amendment No. 1 to Form 10-SB file no. 0-30166 filed August 30, 1999.

*** Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-91753) filed on November 30, 1999.


         (B)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on May 23, 2002.

                              CONMAT TECHNOLOGIES, INC.



                              By:    /s/ Edward F. Sager, Jr.
                                     -------------------------------------------
                                     Edward F. Sager, Jr., President


                              By:    /s/ Thomas C. Morral, Jr.
                                    --------------------------------------------
                                    Thomas C. Morral, Jr., Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on May 23, 2002.




/s/ Edward F. Sager, Jr.                  President and Director
--------------------------------
Edward F. Sager, Jr.



 /s/ Kenneth W. Evans, Jr.                Director
--------------------------------
Kenneth W. Evans, Jr.


/s/ John R. Toedtman                      Director
--------------------------------
John R. Toedtman

                                Table of Contents
                                -----------------
                                                                                                               Page
                                                                                                               ----
PART  I..........................................................................................................1
  Item 1.  Description of Business...............................................................................1
  Item 2.  Description of Properties............................................................................10
  Item 3.  Legal Proceedings....................................................................................11
  Item 4.  Submission of Matters to a Vote of Security Holders..................................................11
PART II.........................................................................................................11
  Item 5.  Market for Common Equity and Related Stockholder Matters.............................................11
  Item 6.  Management's Discussion and Analysis.................................................................12
  Item 7.  Financial Statements.................................................................................14
  Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................14
PART III........................................................................................................14
  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act..................................................................................14
  Item 10.  Executive Compensation..............................................................................16
  Item 11.  Security Ownership of Certain Beneficial Owners and Management......................................16
  Item 12.  Certain Relationships and Related Transactions......................................................18
  Item 13.  Exhibits List and Reports on Form 8-K...............................................................18



                                       (i)

                    ConMat Technologies, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                     Years ended December 31, 2001 and 2000
                       With Report of Independent Auditors

                                                                                                Page
                                                                                                ----
Report of Independent Auditors                                                                   F-1

Consolidated Financial Statements

     Consolidated Balance Sheets                                                                 F-2
     Consolidated Statements of Operations                                                       F-3
     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)               F-4 & F-5
     Consolidated Statements of Cash Flows                                                       F-6
     Notes to Consolidated Financial Statements                                                  F-7

               Report of Independent Certified Public Accountants


Board of Directors
ConMat Technologies, Inc.


We have audited the accompanying consolidated balance sheets of ConMat Technologies, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConMat Technologies, Inc. and Subsidiary as of December 31, 2001 and 2000 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company was informed by its primary lender that it was no longer willing to provide working capital financing to support the Company's operations. This coupled with the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                          COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
May 10, 2002

ConMat Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                        December 31       December 31
                               ASSETS                                      2001              2000
                                                                       ------------      ------------
Current Assets:
   Cash and cash equivalents                                            $    84,315      $   153,038
   Accounts receivable - net                                              4,512,093        4,744,077
   Inventories                                                            1,048,607        1,478,185
   Prepaid expenses                                                         142,415          269,178
                                                                        -----------      -----------
                                                 Total Current Assets     5,787,430        6,644,478
Property, Plant & Equipment - net                                                 -        1,227,409
Property, Plant & Equipment - held for sale                               1,046,978                -
Deferred Income Taxes                                                     1,125,493           78,493
Other Assets                                                                216,285          270,858
                                                                        -----------      -----------
                                                         Total Assets   $ 8,176,186      $ 8,221,238
                                                                        ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                       $ 2,818,893      $ 2,469,031
   Current portion of long-term debt                                      1,020,846          789,338
   Current portion of capital lease obligations                              28,229           64,743
   Accounts payable                                                       3,227,633        2,711,097
   Legal settlement payable                                               1,500,000                -
   Accrued expenses                                                         492,490          551,219
                                                                        -----------      -----------
                                            Total Current Liabilities     9,088,091        6,585,428

Long-Term Debt                                                            1,796,106        2,149,064
Obligations Under Capital Leases                                             14,259           33,818
Other Liabilities                                                           479,095          168,969
                                                                        -----------      -----------
                                                    Total Liabilities    11,377,551        8,937,279

Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value, 1,500,000
      shares authorized, 713,250 shares issued and outstanding                  713              713
   Series B Preferred Stock - $.001 par value, 166,667
      shares authorized, issued and outstanding                             500,000          500,000
   Series C preferred stock - $.001 par value, 446,150
      shares authorized,  382,500 issued and outstanding                        383              383
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,988,083 and 2,963,083 shares issued,
      2,607,758 and 2,742,258 outstanding                                     2,988            2,963
   Additional paid-in capital                                              (649,838)         195,687
   Accumulated deficit                                                   (2,839,471)        (300,949)
   Cost of common shares in treasury - 380,325 and 220,825 shares          (166,140)         (96,838)
   Less: Receivables for shares sold                                        (50,000)        (900,000)
              Receivable relating to Eastwind claim                               -         (118,000)
                                                                        -----------      -----------
                                       Total Stockholders' Deficiency    (3,201,365)        (716,041)
                                                                        -----------      -----------
                       Total Liabilities and Stockholders' Deficiency   $ 8,176,186      $ 8,221,238
                                                                        ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

                                                                               Year Ended December 31
                                                                                 2001             2000
                                                                            -------------     ------------
Net Sales to Customers                                                      $ 12,289,424      $ 13,695,058
Cost of Goods Sold                                                            10,022,205        10,493,578
                                                                            ------------      ------------
                                                            Gross Profit       2,267,219         3,201,480

Selling, General and Administrative Expenses                                   3,172,381         2,380,637
Corporate Expenses                                                             1,051,042           510,059
                                                                            ------------      ------------
                                                 Operating (Loss) Income      (1,956,204)          310,784

Other Income (Expense):
   Interest expense                                                             (495,106)         (526,462)
   Legal settlement                                                           (1,500,000)                -
   Rental income                                                                 282,748           247,096
                                                                            ------------      ------------
                              (Loss) Income Before Tax (Benefit) Expense      (3,668,562)           31,418

Income Tax (Benefit) Expense                                                  (1,155,000)           27,200
                                                                            ------------      ------------
                                                       Net (Loss) Income      (2,513,562)            4,218

Dividends on preferred shares
                                                                                (135,508)          (87,754)
                                                                            ------------      ------------
                             Net (loss) available to common shareholders    $ (2,649,070)     $    (83,536)
                                                                            ============      ============


Net loss per Common Share:
      Basic                                                                 $      (1.01)     $      (0.04)
                                                                            ============      ============
      Diluted                                                               $      (1.01)     $      (0.04)
                                                                            ============      ============

Weighted average number of common shares outstanding:

      Basic                                                                    2,613,286         2,365,371
                                                                            ============      ============
      Diluted                                                                  2,613,286         2,365,371
                                                                            ============      ============






The accompanying notes are an integral part of these consolidated financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) Years Ended December 31, 2001 and 2000

                                              Common stock            Series A preferred stock   Series B preferred stock
                                        --------------------------  ---------------------------  --------------------------
                                          Shares        Amount        Shares         Amount        Shares        Amount
                                        ------------  ------------  ------------  -------------  ------------  ------------
Balance, December 31, 1999                2,250,000       $ 2,250     1,073,333        $ 1,073       166,667      $500,000
Conversion of common shares
   and series A preferred shares
   for series C preferred shares            (75,000)          (75)     (285,000)          (285)
Conversion of series A preferred
   shares into common shares                313,000           313
Conversion of series A preferred
   shares into common shares                 75,083            75      (75,083)            (75)
Issuance of common shares
   in exchange for note                     400,000           400
                                        ------------  ------------  ------------  -------------  ------------  ------------
Balance, December 31, 2000                2,963,083         2,963      713,250             713       166,667       500,000
Issuance of common shares                    25,000            25
                                        ------------  ------------  ------------  -------------  ------------  ------------
Balance, December 31, 2001                2,988,083       $ 2,988       713,250         $  713       166,667      $500,000
                                        ============  ============  ============  =============  ============  ============

                                                                          Cost of common
                                         Series C preferred stock       shares in treasury
                                        --------------------------  ---------------------------
                                          Shares        Amount        Shares         Amount
                                        ------------  ------------  ------------  -------------
Balance, December 31, 1999                        -        $    -             -   $          -

Conversion of common shares
   and series A preferred shares
   for series C preferred shares            382,500           383
Purchase of treasury shares                                             220,825        (96,838)
                                        ------------  ------------  ------------  -------------
Balance, December 31, 2000                  382,500           383       220,825        (96,838)
Purchase of treasury shares                                             159,500        (69,302)
                                        ------------  ------------  ------------  -------------
Balance, December 31, 2001                  382,500        $  383       380,325    $  (166,140)
                                        ============  ============  ============  =============







The accompanying notes are an integral part of these consolidated financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) - Continued
Years Ended December 31, 2001 and 2000



                                                                         Notes       Receivable       Total
                                         Additional     Accumulated    receivable    relating to   stockholders'
                                          paid-in        earnings      for shares     Eastwind        equity
                                        capital, net     (deficit)        sold          claim      (deficiency)
                                        ------------   ------------   -----------    -----------   -------------
Balance, December 31, 1999              $   (666,986)  $   (305,167)  $   (50,000)   $         -   $    (518,830)
Conversion of common shares
   and series A preferred shares
   for series C preferred shares                 (23)
Conversion of series A preferred
   shares into common shares                    (313)
Sale of common stock                         297,500                     (250,000)                        47,500
Purchase of treasury shares                                                                              (96,838)
Expenses associated with
   equity transactions                       (34,091)                                                    (34,091)
Issuance of common shares
   in exchange for note                      599,600                     (600,000)
Eastwind claim receivable                                                               (118,000)       (118,000)
Net income                                                    4,218                                        4,218
                                        ------------   ------------   -----------    -----------   -------------
Balance, December 31, 2000                   195,687       (300,949)     (900,000)      (118,000)       (716,041)

Issuance of common shares                      9,475                                                       9,500
Net loss                                                 (2,513,562)                                  (2,513,562)
Expenses associated with
   equity transactions                        (5,000)                                                     (5,000)
Payment of series C preferred
   dividends                                                (24,960)                                     (24,960)
Write-off of note receivable for shares
   sold                                     (850,000)                     850,000
Reversal of Eastwind claim receivable                                                    118,000         118,000
Purchase of treasury shares                                                                              (69,302)
                                        ------------   ------------   -----------    -----------   -------------
Balance, December 31, 2001              $   (649,838)  $ (2,839,471)  $   (50,000)   $         -   $  (3,201,365)
                                        ============   ============   ===========    ===========   =============




The accompanying notes are an integral part of these consolidated financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

                                                                    Year Ended December 31
                                                                  --------------------------
                                                                      2001            2000
                                                                  -----------      ---------
Cash Flows from Operating Activities:
   Net (loss) income                                              $(2,513,562)     $   4,218
   Adjustments to reconcile to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                269,983        263,116
         Provision for bad debt expense                               335,839              -
         Legal settlement expense                                   1,500,000              -
         Receivable relating to Eastwind claim                        118,000       (118,000)
         Provision for pension expense                                302,860              -
         Income tax benefit                                        (1,155,000)             -
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                         (103,855)      (174,651)
         Inventories                                                  429,578       (203,138)
         Prepaid expenses                                             133,888       (210,837)
         Other assets                                                 (27,315)       (59,013)
      Increase (decrease) in liabilities
         Accounts payable                                             516,535        988,734
         Accrued expenses                                              66,537         95,506
                                                                  -----------      ---------
           Net Cash (Used In) Provided By Operating Activities       (126,512)       585,935

Cash Flows from Investing Activities:
   Purchase of property and equipment                                  (5,289)      (403,397)
   Patent costs                                                             -        (43,821)
                                                                  -----------      ---------
                         Net Cash Used In Investing Activities         (5,289)      (447,218)

Cash Flows from Financing Activities:
   Net borrowings under lines of credit                               349,862        341,403
   Repayments of term notes                                          (121,450)      (282,011)
   Repayments of capital lease obligations                            (56,073)       (83,526)
   Purchases of treasury stock                                        (69,302)       (96,838)
   Proceeds from sale of common stock                                       -         47,500
   Offering costs associated with equity transactions                       -        (34,091)
   Payments of Series B preferred dividends                           (10,000)             -
   Payments of Series C preferred dividends                           (24,959)             -
   Proceeds from capital lease obligations                                            20,292
   Recapitalization costs                                              (5,000)
                                                                  -----------      ---------
           Net Cash Provided By (Used In) Financing Activities         63,078        (87,271)

            Net (Decrease) Increase in Cash & Cash Equivalents        (68,723)        51,446

Cash and Cash Equivalents at Beginning of Period                      153,038        101,592
                                                                  -----------      ---------
Cash and Cash Equivalents at End of Period                        $    84,315      $ 153,038
                                                                  ===========      =========

Supplemental Cash Flow Information:
   Cash paid for interest                                         $   495,106      $ 520,862
                                                                  ===========      =========
   Cash paid for taxes                                            $         -      $  40,000
                                                                  ===========      =========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000


NOTE 1 - NATURE OF BUSINESS

ConMat Technologies, Inc. (ConMat or the Company), organized under the laws of the State of Florida, is engaged in the development and manufacture of proprietary custom engineered plastics and composite products for industrial end users with a special emphasis on the wastewater treatment marketplace. ConMat conducts its operations through its wholly owned subsidiary, the Polychem Corporation (Polychem), located in Phoenixville, Pennsylvania. Polychem manufactures and sells clarifier components for wastewater treatment applications and other plastic-molded products, including buckets, sprockets and bearings. Subsequent to December 31, 2001, Polychem entered into an agreement to outsource all of its manufacturing operations. The wastewater treatment market is global in nature, and Polychem presently sells products internationally in Western Europe, the Middle East, Asia and South America, as well as in the United States.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ConMat and its wholly owned subsidiary, Polychem. Certain reclassifications to prior year amounts, none of which effect the net income, have been made to conform to the current year presentation.

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

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

Cash and Cash Equivalents

The Company's cash management system provides for the short-term investment of cash and the transfer or deposit of sufficient funds to cover checks as they are submitted for payment. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk Involving Cash

At December 31, 2001, the Company has no deposits with major financial institutions that exceed Federal Depository Insurance limits.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods. Work-in-process and finished goods include raw materials, direct labor, and a portion of manufacturing overhead. The Company's inventory is stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.


Revenue Recognition

The Company recognizes operating revenue when title and risk of loss pass to customers in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition," issued by the Securities and Exchange Commission.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter. Property, Plant & Equipment has been classified as "held for sale" as of December 31, 2001. See Note 4 and Note 7 for further discussion.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs were approximately $226,000 for the year ended December 31, 2001 and $225,000 for the year ended December 31, 2000.

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

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 superseded Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company expects that the provisions of Statement 144 will not have a material impact on its results of operations and financial position upon adoption.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("Statement 141"), effective for all business combinations initiated after June 30, 2001. Statement 141 requires all business combinations to be accounted for under the purchase method. Statement 141 supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), effective October 1, 2001. Statement 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Statement 142 supersedes APB No. 17, "Intangible Assets."

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated With the Retirement of Long-Lived Assets" ("Statement 143"), effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.

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

The following are the basic and diluted earnings per share (EPS) computations for the periods presented:

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000




                                                                          Year Ended December 31
                                                               ------------------------------------------
                                                                     2001                     2000
                                                               -----------------        -----------------
Earnings per Share - Basic:
   Net income                                                      $(2,513,562)              $     4,218
   Dividends on preferred shares                                      (135,508)                  (87,754)
                                                               -----------------        -----------------
   Net (loss) income available to common shareholders              $(2,649,070)              $   (83,536)
                                                               =================        =================

   Weighted average shares outstanding                                2,613,286                2,365,371
                                                               =================        =================

                            Basic (Loss) Earnings Per Share        $      (1.01)             $     (0.04)
                                                               =================        =================

Earnings per Share - Diluted:
   Net (loss) income available to common shareholders              $ (2,649,070)             $   (83,536)
   Dividends on preferred shares
                                                                              -                        -
   Income on common shares after
                                                               -----------------        -----------------
      assumed conversions                                          $ (2,649,070)             $   (83,536)
                                                               =================        =================

   Weighted average shares outstanding                                2,613,286                2,365,371
   Dilutive effect of preferred stock
                                                                              -                        -
   Dilutive effect of stock options and warrants
                                                                              -                        -
                                                               -----------------        -----------------
      Diluted average shares outstanding                              2,613,286                2,365,371
                                                               =================        =================

                          Diluted (Loss) Earnings Per Share        $      (1.01)             $     (0.04)
                                                               =================        =================


Series A preferred stock, convertible into 798,875 shares of common stock was outstanding during the fiscal years ended December 31, 2001 and 2000. Common stock warrants associated with the Series B and Series C preferred stock providing for the purchase of 579,167 and 196,667 common shares were outstanding at December 31, 2001 and 2000, respectively. The exercise price of the warrants is $3.00 per warrant. The Company had stock options for the purchase of 375,000 common shares outstanding at December 31, 2001 and 2000. The Series A preferred stock, preferred stock warrants and the stock options were excluded from the computation of diluted earnings per share for the year ended December 31, 2001 and 2000, since these securities were antidilutive as a result of the Company's loss available to common shareholders.


NOTE 4 - MANAGEMENT'S PLAN

As shown in the accompanying financial statements, the Company incurred a net loss of ($2,514,000) during the year ended December 31, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $3,301,000 and its total liabilities exceeded its total assets by $3,201,000. Those factors, as well as the inability of the Company to either restructure or replace its financing (as discussed in Note 9), create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan that includes outsourcing the manufacturing of its product lines to a supplier as well as plans to reduce its liabilities through the sale of all of Polychem's assets. The ability of the Company to continue as a going concern is dependent on acceptance of the plan by the Company's stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Polychem has agreed to outsource the manufacturing of its product lines to Ensinger Vekton, Inc. and Putnam Precision Molding, Inc. (collectively, "Supplier"), pursuant to a Supply and Equipment Purchase Agreement, dated March 20, 2002. Under the terms of the agreement, Polychem has agreed to purchase a minimum of $2.5 million of products from Supplier each year and to sell to Supplier the equipment Polychem formerly used to manufacture its products.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

On March 20, 2002, ConMat entered into a License and Asset Purchase Agreement (the "License and Asset Purchase Agreement") with Polychem and Ecesis LLC ("Ecesis") which provides for the sale of Polychem's specialty and water treatment product lines to Ecesis (the "Sale"). The Sale is subject to the approval of ConMat's shareholders. The contemplated purchase price will be $1,600,000, which has been supported by an appraisal of the business by an independent third party.

ConMat anticipates holding a special meeting of its shareholders in the near future at which its shareholders will vote whether to approval the Sale and a Plan of Liquidation for the remaining assets of Polychem (the "Liquidation"). ConMat believes that its shareholders will approve the Sale and the Liquidation. Ecesis is a Delaware limited liability company which was formed to purchase Polychem's specialty and water treatment lines. Two of ConMat's and Polychem's former directors and officers, Paul A. DeJuliis and Richard R. Schutte, are members of Ecesis. Messrs. DeJuliis and Schutte resigned as directors and officers of ConMat and Polychem on March 13, 2002.

Pending the approval of the Sale by ConMat's shareholders, pursuant to the License and Asset Purchase Agreement, Polychem has licensed its specialty and water treatment product lines to Ecesis in exchange for royalties based on sales. In the event that the Sale is not approved by ConMat's shareholders, the license will terminate and Polychem will resume developing and marketing its product lines.

If ConMat's shareholders approve the Sale and Liquidation, ConMat will have no assets (other than cash, if any, remaining after satisfaction of its and Polychem's liabilities). In such event, the Board of Directors of ConMat will seek to acquire an interest in one or more suitable operating businesses, which may include assets or shares of another entity to be acquired by ConMat directly or through a subsidiary, that the Board of Directors believes will be profitable to ConMat and its shareholders. In the event the Sale and Liquidation is not approved by ConMat's shareholders, the license to Ecesis shall terminate and ConMat shall resume operation of Polychem.


NOTE 5 - ACCOUNTS RECEIVABLE

                                                                        Year Ended December 31
                                                               ------------------------------------------
                                                                     2001                     2000
                                                               -----------------        -----------------

Accounts receivable                                                 $ 3,947,058              $ 4,239,826
Retainage receivables                                                   960,874                  564,251
Allowance for doubtful accounts                                        (395,839)                 (60,000)
                                                               -----------------        -----------------
                                                                    $ 4,512,093              $ 4,744,077
                                                               =================        =================


The Company sells clarifier components to general contractors for use in building and maintaining wastewater treatment facilities operated by government municipalities. Sales of these components under contracts generally require retainage provisions, which become due upon completion of the entire contract.


NOTE 6 - INVENTORIES

                                                                        Year Ended December 31
                                                               ------------------------------------------
                                                                     2001                     2000
                                                               -----------------        -----------------

Raw Materials                                                       $   329,103              $   581,554
Work-in-process                                                         427,940                  630,314
Finished goods                                                          291,564                  266,317
                                                               -----------------        -----------------
                                                                    $ 1,048,607              $ 1,478,185
                                                               =================        =================


                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

                                                                               Year Ended December 31
                                                 Estimated            ------------------------------------------
                                               Useful Lives                 2001                     2000
                                            --------------------      -----------------        -----------------

Land                                                                       $    56,000              $    56,000
Buildings and equipment                        10 - 15 years                 1,058,325                  968,826
Machinery and equipment                         3 - 7 years                  1,091,397                  938,283
Construction in progress                                                       109,592                  346,917
                                                                      -----------------        -----------------
                                                                      -----------------        -----------------
                                                                             2,315,314                2,310,026
   Less accumulated depreciation                                            (1,268,336)              (1,082,617)
                                                                      -----------------        -----------------
                                                                      -----------------        -----------------
                                                                           $ 1,046,978              $ 1,227,409
                                                                      =================        =================


Pursuant to the discussion in "Note 4 - Management's Plan" for the Polychem operations, the Property, Plant & Equipment amounts as of December 31, 2001 have been identified as "Held for Sale". Management estimates that the fair value less costs to sell will be in excess of the carrying value of the assets.

Depreciation expense was $185,720 and $166,444 for the fiscal years ended December 31, 2001 and 2000, respectively.

Machinery and equipment as of December 31, 2001 and 2000, includes $529,380 and $514,569, respectively, of equipment under capital leases, with accumulated depreciation of $427,547 and $344,976, respectively.


NOTE 8 - OTHER ASSETS

                                                                        Year Ended December 31
                                                               ------------------------------------------
                                                                     2001                     2000
                                                               -----------------        -----------------

Deferred financing, net                                               $  71,131                $ 145,794
Patents, net                                                            145,154                  125,064
                                                               -----------------        -----------------
                                                                      $ 216,285                $ 270,858
                                                               =================        =================


NOTE 9 - LINE OF CREDIT AND LONG-TERM DEBT

On September 30, 1998, Polychem entered into a three year loan and security agreement (the Agreement) with a commercial lender which provided to Polychem a revolving credit line up to $3,500,000 based upon eligible accounts receivable and inventory, as defined. On August 25, 1999, the revolving credit line was increased to $5,000,000. The revolving credit line bears interest at the index rate, based on the rate for 30-day dealer paper, plus 8.75% (10.77% at December 31, 2001). The Agreement also provided for a term loan for $1,500,000, secured by equipment, with interest at the index rate plus 10.5% (12.52% at December 31, 2001). As of December 31, 2001 the outstanding balance on the revolving line of credit was $2,818,893. The Agreement expired on September 30, 2001 as a result of the unwillingness by GE Capital Corporation, the lender, to provide continued working capital financing to Polychem to support its operations. Management does not anticipate that Polychem will be able to obtain sufficient capital financing on reasonable terms from another lender to replace the GE Capital financing. The Company has been granted an interim extension of the previous credit facility by the lender, through May 31, 2002. The extension has imposed some additional financial restrictions and limitations on the Company generally in the form of additional reserves against maximum borrowing amount.

On August 25, 1999, Polychem received proceeds of $1,880,000 pursuant to a 10-year mortgage loan containing a 25 year amortization schedule and a balloon payment due September 1, 2009, secured by Polychem's land and

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

building in Phoenixville, Pennsylvania. The mortgage loan bears interest at 8.5% for the first five years and is adjusted to 3.5% above the 5-year U.S. Treasury Note Yield Rate at the end of the first five years. Polychem used $813,000 of the mortgage proceeds to reduce the term loan and $996,000 to reduce the revolving credit line.

Subsequent to December 31, 2001, Polychem was in default of the provisions of the term note payable to the Budd Company. An agreement between the two parties provides for various payments of principal and interest to be made during the period of January 1, 2002 through December 31, 2002.

At December 31, 2001, there was approximately $54,000 available for advances under the revolving line of credit.

                                                                               Year Ended December 31
                                                                      -----------------------------------------
                                                                           2001                     2000
                                                                      ----------------         ----------------
Polychem term note payable to the Budd Company, interest
at 8%, principle payable in various installments during
Calendar year 2002.                                                       $   813,148              $   813,148

Polychem note payable, interest at index rate plus 10.5% at
December 31, 2001 (12.52%) plus 6.5% at December 31,
2000 (13.15%) in monthly installments of $8,000 plus interest,
with remaining balance to be paid during calendar year 2002.                  180,000                  276,000

Polychem 10-year mortgage note payable, interest at 8.5% for the first five years, thereafter, 3.5% above the 5-year
Treasury Note yield at August 25, 2004, monthly payments based upon a 25-year amortization schedule with a balloon Payment due
September, 2009 of outstanding principal and Interest                       1,823,804                1,849,254
                                                                      ----------------         ----------------
                                                                            2,816,952                2,938,402
Less current portion                                                      (1,020,846)                 (789,338)
                                                                      ----------------         ----------------
                                                                          $ 1,796,106              $ 2,149,064
                                                                      ================         ================


Maturities on these obligations at December 31, 2001 are as follows:

                                2002                           $ 1,020,846
                                2003                                30,147
                                2004                                32,811
                                2005                                35,712
                                2006                                38,868
                                Thereafter                       1,658,568
                                                           ----------------
                                                               $ 2,816,952
                                                           ================

The carrying amounts of the Company's long-term debt approximate their fair value as of December 31, 2001 and 2000. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

Interest expense of $481,767 and $502,045 related to the line of credit and long-term debt was charged to operations for the years ended December 31, 2001 and 2000, respectively.

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

NOTE 10 - CAPITALIZED LEASE OBLIGATIONS

The Company leases certain equipment under capital leases. The weighted average interest rate related to these capital leases was 10% in both fiscal 2001 and 2000. Interest expense of $5,614 and $13,836 on the capitalized lease obligations was charged to operations for the years ended December 31, 2001 and 2000, respectively. Future minimum lease payments as of December 31, 2001, are as follows:

                                2002                         $  30,840
                                2003                            14,636
                                2004
                                2005                                 -
                                2006                                 -
                                Thereafter                           -
                                                             ----------
            Total minimum lease payments
                                                                45,476
            Less amounts representing interest                  (2,988)
                                                             ----------
                                                                42,488
            Less current portion                               (28,229)
                                                             ----------
                                                             $  14,259
                                                             ==========


NOTE 11 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Management and nonunion employees of Polychem participate in a qualified 401(k) savings plan. Participants can contribute a portion of their pretax compensation, and Polychem matches 50% of the first 4% of compensation contributed by the employee. Contributions to the plan for the years ended December 31, 2001 and 2000, were $34,276 and $37,889, respectively. Participants vest in Polychem's contributions pro rata over two to five years. At the direction of the Board of Directors, Polychem may elect to contribute a maximum of 9% of each employee's compensation, in addition to the regular match, if sufficient profits are generated. There were no discretionary contributions made in fiscal years 2001 or 2000.

Defined Benefit Pension Plan

Polychem maintains a non-contributory defined benefit pension plan for hourly union employees. The pension benefits are based on years of service and the benefit rate in effect at the date of retirement.

         The plan status was as follows:

                                                                    Year Ended December 31
                                                               --------------------------------
                                                                  2001                2000
                                                               ------------        ------------
Change in benefit obligation:
   Benefit obligation at beginning of year                     $ 2,210,961         $ 2,413,507
   Service cost                                                     32,104              30,559
   Interest cost                                                   154,004             158,541
   Actual gain                                                     (49,495)           (191,293)
   Benefits paid                                                  (199,521)           (200,353)
                                                               ------------        ------------
                          Benefit obligation at end of year      2,148,053           2,210,961


                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000


Change in plan assets:
   Fair value of plan assets at beginning of year               2,019,244           2,317,283
   Actual return on plan assets                                  (135,765)            (97,685)
   Employer contribution                                                0                   0
   Benefits paid                                                 (199,521)           (200,353)
                                                              ------------        ------------
                   Fair value of plan assets at end of year     1,683,958           2,019,245

   Funded status                                                 (464,095)           (191,716)
   Unrecognized net actuarial gain                                114,484            (143,792)
   Unrecognized prior service cost                                132,033             148,127
   Miniumum liability adjustment                                 (246,517)             (4,335)
                                                              ------------        ------------
                             Prepaid (accrued) benefit cost   $  (464,095)        $  (191,716)
                                                              ============        ============

Weighted average assumptions as of end of year:
   Discount rate                                                     7.50%               7.50%
   Expected return on plan assets                                    9.00%               9.00%

Components of net periodic benefit (cost) income:
   Service cost                                               $   (32,104)        $   (30,559)
   Interest cost                                                 (154,004)           (158,541)
   Actual return on plan assets                                  (135,765)            (97,685)
   Amortization of prior service cost                             (16,094)            (16,094)
   Recognized net gain (loss)                                     307,770             315,945
                                                              ------------        ------------
                         Net periodic benefit (cost) income   $  (30,197)         $    13,066
                                                              ============        ============


Postretirement Life Insurance Benefits

Polychem provides postretirement life insurance benefits to all union employees. The life insurance plan provides coverage ranging from $3,000 to $6,000 for qualifying retired employees. A discount rate of 7% was used in determining the present value of the obligations as of December 31, 2001 and 2000. The unfunded accumulated postretirement benefit obligation as of December 31, 2001 and 2000, was $15,000. The net periodic postretirement benefit cost for the years ended December 31, 2001 and 2000, was not material.


NOTE 12 - INCOME TAXES

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The components of income tax expense are as follows:

                                           Year Ended December 31
                                     ------------------------------
                                         2001              2000
                                     -----------        -----------
Current
   Federal                           $ (108,000)         $  20,000
   State                                      0              4,000
                                     -----------        -----------

                                       (108,000)            24,000

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

Deferred
   Federal                     (827,000)              3,200
   State                       (220,000)                  -
                            -------------         ----------
                             (1,047,000)              3,200
                            -------------         ----------
                            $(1,155,000)          $  27,200
                            =============         ==========



The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                                          Year Ended December 31
                                                                 -----------------------------------------
                                                                      2001                     2000
                                                                 ----------------         ----------------

Statutory tax provision                                               (1,247,311)                  10,682
State income tax provision, net of federal tax benefit                  (220,000)                   2,640
Increase (decrease) in valuation allowance                               306,974                    7,468
Nondeductable expense                                                      5,337                    8,500
Other                                                                          -                   (2,090)
                                                                 ----------------         ----------------
                                                                    $ (1,155,000)               $  27,200
                                                                 ================         ================

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                                          Year Ended December 31
                                                                 -----------------------------------------
                                                                      2001                     2000
                                                                 ----------------         ----------------
Deferred tax assets
   Accounts receivable                                               $   161,452                $  20,400
   Inventory                                                              83,550                   43,627
   Property, plant and equipment                                          58,438                   37,438
   Employee benefit plans                                                184,923                   57,722
   Legal settlement                                                      630,000                        -
   Net operating loss carryforwards                                      406,000                        0
   Valuation allowance on deferred tax asset                            (398,870)                 (80,694)
                                                                 ----------------         ----------------
                                                                     $ 1,125,493                $  78,493
                                                                 ================         ================

A valuation allowance has been recorded to reduce the net deferred tax asset to an amount that management believes is realizable in future tax years from income from operations. The Company will have a net operating loss of approximately $1,000,000 which will expire in 2021.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under noncancellable operating leases that expire through May 2009. Rent expense of $21,980 and $30,007 has been charged to operations for the years ended December 31, 2001 and 2000, respectively. Minimum future rental payments under leases as of December 31, 2001, are as follows:

                  2002                       $  34,749
                  2003                          27,828
                  2004                          12,789
                  2005                          12,789
                  2006                          12,789
                                             ----------
                                             $ 100,944
                                             ==========

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

Litigation

ConMat is currently a defendant in an action originally filed on January 28, 1999, in Pennsylvania state court captioned John R. Thach v. The Eastwind Group, et al. On October 27, 2000, co-defendant, The Eastwind Group, Inc., filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code (U.S.B.C., E.D. Pa. Bankruptcy No. 00-33372 SR). The plaintiff removed the state court action to the United States Bankruptcy Court for the Eastern District of Pennsylvania on November 29, 2000 (U.S.B.C., E.D. Pa. Adversary No. 00-906). Plaintiff maintains that Eastwind, his former employer, breached the terms of his severance agreement and that the sale of Polychem Corporation to ConMat was part of a conspiracy to avoid payments to him and has violated Pennsylvania's Uniform Fraudulent Transfer Act. The plaintiff seeks damages of at least $350,000 and punitive damages of at least $500,000. In addition, the plaintiff seeks to have the December 8, 1998 acquisition of Polychem declared null and void. Initially, the plaintiff sought a temporary restraining order and preliminary injunction seeking to set aside the sale of Polychem to ConMat. By Order dated February 19, 1999, the State Court denied plaintiff's request for injunctive relief.

On January 22, 2001 the Bankruptcy Court appointed a Chapter 11 trustee to oversee and administer The Eastwind Group, Inc. bankruptcy. On May 24, 2001, the bankruptcy trustee filed a substituted Complaint against ConMat. In his complaint, the bankruptcy trustee asserted claims against ConMat, including those originally raised in the John Thach complaint that the December 8, 1998 acquisition of Polychem was a fraudulent transaction.

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

To resolve the claims asserted by the bankruptcy trustee, John Thach and ProFutures, management of ConMat negotiated the terms of a settlement agreement with the bankruptcy trustee, which was filed with the bankruptcy court on October 25, 2001. Thereafter, on December 13 and 17, 2001, the bankruptcy court held a two-day hearing on the approval of the settlement agreement. On February 27, 2002, the bankruptcy court approved the settlement agreement. The settlement agreement requires the payment by ConMat of $1,500,000 to the bankruptcy trustee, including $500,000 in cash and a promissory note in the amount of $1,000,000. ConMat is funding its obligations under the settlement agreement in part by selling assets and effecting a management led buyout of Polychem's specialty and water treatment product lines.

Subject to payment by ConMat of $1,500,000 to the bankruptcy trustee pursuant to the settlement agreement and payment by Polychem of an IRS claim, John Thach's claims will be released against, among others, ConMat. In addition, the bankruptcy trustee has agreed to allocate and set aside a portion of the settlement proceeds, not to exceed $200,000, to fund the indemnification obligations from ConMat's share of liability, if any, in the ProFutures' action. The $1,500,000 settlement payment has been accrued and reflected in the Company's results of operations for the year ended December 31, 2001. ConMat's wholly owned subsidiary, Polychem Corporation, is also a defendant in the actions brought by the bankruptcy trustee and Thach and is also a party to the various settlement agreements referenced above.

In addition to the litigation arising out of the Eastwind bankruptcy and the claims asserted by Thach, Polychem is a defendant in an action filed by The Budd Company in the Court of Common Pleas of Chester County. The Budd Company confessed judgment against Polychem under a note given by Polychem to The Budd Company. At present, The Budd Company has taken no steps to execute on its judgment and has accepted periodic payments from Polychem. As of December 31, 2001, the balance due to The Budd Company was approximately $813,000.

From time to time, ConMat and its subsidiary are parties to routine litigation, which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

NOTE 14 - INCENTIVE BASED COMPENSATION

In conjunction with the Acquisition, ConMat entered into an Employment Agreement with ConMat's Chief Executive Officer and Chairman of the Board of Directors. Under the agreement, he will be paid an annual base salary ranging from $170,000 to $250,000, depending on ConMat's annual net income. As additional incentive compensation, upon executing the Employment Agreement, he received (i) 250,000

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

shares of common stock for an aggregate purchase price of $50,000, paid by delivery of a two-year promissory note at 5% interest; and (ii) 250,000 options to purchase shares of common stock at an exercise price of $3.00 per share (the Stock Option Award). 50,000 of the options were exercisable as of November 30, 1999. Another 100,000 options vest when ConMat realizes $750,000 in pre-tax income during a fiscal year. The remaining 100,000 options are exercisable after when ConMat realizes $1,000,000 in pre-tax income during a fiscal year. All of the options expire ten years from the grant date and are immediately exercisable upon a merger, sale of assets, or other transaction resulting in a change of control in which the holders of shares of common stock receive not less than $5.00 per share. During fiscal 1999 ConMat granted 175,000 employee stock options at a price of $3.00 per share, with 87,500 options vesting if ConMat realizes $750,000 in pre-tax income during a fiscal year. The balance of 87,500 options vest if ConMat realizes $1,000,000 in pre-tax income during a fiscal year. During fiscal 2000, 75,000 of these options were forfeited. Also during fiscal 2000 another 25,000 options at a price of $0.875, were granted with similar vesting options as described above. No employee stock options were exercised during fiscal 2001 or 2000. There were no stock options granted during 2001.

All stock option awards are accounted for under Accounting Principles Board
(APB) Opinion No. 25 and related interpretations. Had compensation cost for the options been determined based on the fair value of the options on the grant date consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net loss per share for the fiscal year ended December 31, 2001 and 2000, would not be materially different from the amounts reported.


NOTE 15 - INDUSTRY SEGMENT AND FOREIGN SALES INFORMATION

Management has determined that it operates in one industry segment (see note 1).

For the year ended December 31, 2001, Polychem's sales to foreign customers were $5,295,258 or 43.1% of consolidated net sales, and consist principally of sales to customers in Asia (27%) and Europe (10%). Receivables from foreign customers were $2,034,000 as of December 31, 2001. For the year ended December 31, 2000, Polychem's sales to foreign customers were $5,224,523 or 38% of consolidated net sales, and consist principally of sales to customers in Asia (23%) and Europe (10%). Receivables from foreign customers were $2,230,608 as of December 31, 2000.


NOTE 16 - MAJOR CUSTOMER

The Company sells a substantial portion of its products to one customer. During fiscal 2001 and 2000, net revenue from that one customer aggregated approximately $2,437,000 and $1,566,000, respectively. At December 31, 2001 and 2000 amounts due from that customer included in trade accounts receivable were approximately $1,384,000 and $443,000, respectively.

NOTE 17 - EQUITY

Description of Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. Of this amount, 1,500,000 shares have been designated for Series A convertible preferred stock, 166,667 shares have been designated for Series B preferred stock and 446,150 shares have been designated for Series C preferred stock.

Series A Preferred - Shares of the Series A convertible preferred stock rank prior to the common stock and pari passu with the Series B preferred stock and Series C preferred stock. The creation of any class or series of capital stock ranking senior or pari passu with the Series A convertible preferred stock or the Series C preferred stock requires the consent of a majority of the holders of Series A convertible preferred stock. The holders of the shares of the Series A convertible preferred stock are entitled to receive non-cumulative, cash dividends at a rate of 2% per year, which dividends are payable in equal, quarterly installments, as and if declared by the Board of Directors out of funds legally available for the payment of dividends. The Company may, at its

                 ConMat Technologies, Inc. and Subsidiary Notes
                      to Consolidated Financial Statements
             For the fiscal years ended December 31, 2001 and 2000

sole discretion, pay any or all dividends in common stock rather than in cash. Shares of Series A convertible preferred stock are convertible at the option of the holder. The conversion price is equal to the greater of $3.00 or 80% of the closing bid price of the common stock on the conversion date, subject to adjustments due to stock splits, stock dividends, mergers, consolidations and other events. The Company has the right, by written notice to each of the holders of the Series A convertible preferred stock into shares of common stock at any time on or after the first day on which the closing bid price has been equal to or in excess of the conversion price for 45 consecutive calendar days. The holders of the Series A convertible preferred stock have no voting rights, except as otherwise required by the Florida Business Corporation Act.

Series B Preferred - Shares of the Series B preferred stock rank prior to the common stock and pari passu with the Series A convertible preferred stock and Series C preferred stock. The creation of any class or series of capital stock ranking senior or pari passu with the Series B preferred stock or the Series C preferred stock requires the consent of a majority of the holders of Series B preferred stock. The holders of the shares of the Series B preferred stock are entitled to receive cash dividends at a rate of 8% per year, which dividends are payable in equal, quarterly installments, as and if declared by the Board of Directors out of funds legally available for the payment of dividends. Such dividends will begin to accrue on the outstanding shares of the Series B preferred stock from the date of issuance and will accrue from day to day, whether or not earned or declared, until paid and shall be cumulative. The Company may redeem the Series B preferred stock any time for a redemption price of $3.00 per share, plus all accrued but unpaid dividends. The holders of the Series B preferred stock have the right to elect one member of ConMat's Board of Directors. Except as otherwise required by the Florida Business Corporation Act, the holders of the Series B preferred stock have no other voting rights. As of December 31, 2001 and 2000, there were $80,000 and $40,000, respectively of dividends in arrears on the Series B preferred stock. The Series B preferred stock has been reclassified as a part of the equity section of the Company's balance sheet to reflect the elimination of certain shareholder redemption provisions. These provisions were revised and eliminated in November 1999 in the filing of revised Articles of Incorporation for ConMat.

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

As of December 31, 2001 and December 31, 2000 there were $118,304 and $47,754, respectively of dividends in arrears on the Series C preferred stock.

Warrants - As of December 31, 2001, there were outstanding warrants to purchase 579,167 shares of ConMat common stock at an exercise price of $3.00 per share, subject to adjustment in the case of stock splits, stock dividends, below market issuances or a merger or consolidation. The warrants are exercisable until December 31, 2005. The warrants are associated with the Series B and Series C preferred stock (196,667 and 382,500 warrants respectively).

Receivables from Sales of Stock

In addition the to $50,000 note receivable discussed in "Note 14 - Incentive Based Compensation", the Company has two other receivables relating to the sale of Company stock. During the fourth quarter of fiscal 2000 the Company entered into an agreement to have its wholly-owned subsidiary, Polychem, sell 250,000

                    ConMat Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              For the fiscal years ended December 31, 2001 and 2000

shares of ConMat Technologies stock for proceeds totaling $250,000. Polychem held these shares as a result of Eastwind's default on a note payable to Polychem. The note payable from Eastwind had been collaterized by shares of ConMat Technologies, Inc.

Additionally, on September 28, 2000, the Company entered into an option agreement for the issuance of up to 400,000 shares of common stock in exchange for a purchase price of approximately $600,000. The option was exercised on November 6, 2000 and in exchange the Company accepted a note receivable for $600,000 to be satisfied on or before May 31, 2001. The note is collateralized by the Company's shares and should the note not be satisfied, the shares would be returned to the Company.

As of December 31, 2001 the receivables relating to the 250,000 shares and the 400,000 shares remained outstanding. Management has determined that the likelihood of collecting on these receivables is remote. Therefore, the receivables have been written off and charged to additional paid-in capital. The Company is attempting to have these shares returned and cancelled. If the shares are not returned, the Company will pursue legal action since the notes were collateralized by the shares in question. Also, since the notes receivable were reflected as a contra-equity account, there is no dollar effect to the equity position of the Company. However, the loss per share for the year ended December 31, 2001 reflects the shares as outstanding. If the 650,000 shares were excluded, the basic and diluted loss per share would be $1.35.

Receivable Relating to Eastwind Bankruptcy Claim

In conjunction with bankruptcy proceedings initiated by Eastwind, the Company has made various claims for financial reimbursement of certain expenses incurred by the Company that are directly related to Eastwind's activities. One of the primary assets held by Eastwind are preferred and common shares of ConMat Technologies, Inc. The Company believes that it will receive cash reimbursement for these claims. If however, cash is not made available through final settlement, the Company anticipates that it will in return receive back all or a portion of the ConMat shares held by Eastwind. During the year ended December 31, 2000, a $118,000 receivable relating to the Company's claims was classified as a reduction of stockholders' equity. As a result of the final settlement reached in the Eastwind Bankruptcy, this receivable was written off during the year ended December 31, 2001.