Form 10QSB
period 2002-03-31
CONMAT TECHNOLOGIES INC
filed 2002-07-12
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002
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


                                 (610) 935-0225
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common Stock, $0.001 par value, outstanding on June 27, 2002: 2,988,083 shares

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION                                                       Page

               Item 1.       Financial Statements

                                    Consolidated Condensed Balance Sheets  -
                                    March 31, 2002 and December 31, 2001                           3

                                    Consolidated Condensed Statements of Operations -
                                    Three Months Ended March 31, 2002 and 2001                     4

                                    Consolidated Condensed Statements of Cash Flows -
                                    Three Months Ended March 31, 2002 and 2001                     5

                                    Notes to Consolidated Condensed Financial Statements           6

               Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                             8

PART II.       OTHER INFORMATION

               Item 1.Legal Proceedings                                                           11

               Item 2.Changes in Securities and Use of Proceeds                                   11

               Item 3.Defaults Upon Senior Securities                                             11

               Item 4.Submission of Matters to a Vote of Security Holders                         11

               Item 5.Other Information                                                           12

               Item 6.Exhibits and Reports on Form 8-K                                            12

SIGNATURES

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Balance Sheets

                                                                             March 31              December 31
                               ASSETS                                          2002                    2001
                                                                         ------------------      -----------------
Current Assets:                                                             (Unaudited)             (Audited)
   Cash and cash equivalents                                                    $   28,075             $   84,315
   Accounts receivable - net                                                     2,205,871              4,512,093
   Inventories                                                                     486,486              1,048,607
   Prepaid expenses                                                                164,543                142,415
                                                                         ------------------      -----------------
                                                 Total Current Assets            2,884,975              5,787,430
Property, Plant & Equipment - held for sale                                        988,423              1,046,978
Deferred Income Taxes                                                            1,125,493              1,125,493
Other Assets                                                                       212,690                216,285
                                                                         ------------------      -----------------
                                                         Total Assets          $ 5,211,581            $ 8,176,186
                                                                         ==================      =================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                              $ 1,029,791            $ 2,818,893
   Current portion of long-term debt                                               997,439              1,020,846
   Current portion of capital lease obligations                                     22,946                 28,229
   Accounts payable                                                              3,404,402              3,227,633
   Legal settlement payable                                                      1,435,000              1,500,000
   Accrued expenses                                                                659,700                492,490
                                                                         ------------------      -----------------
                                            Total Current Liabilities            7,549,278              9,088,091

Long-Term Debt                                                                   1,788,807              1,796,106
Obligations Under Capital Leases                                                     9,972                 14,259
Other Liabilities                                                                  479,095                479,095
                                                                         ------------------      -----------------
                                                    Total Liabilities            9,827,152             11,377,551
Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value, 1,500,000
      shares authorized, 713,250 shares issued and outstanding                         713                    713
   Series B Preferred Stock - $.001 par value, 166,667
      shares authorized, issued and outstanding                                    500,000                500,000
   Series C preferred stock - $.001 par value, 446,150
      shares authorized, 382,500 issued and outstanding                                383                    383
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,988,083 shares issued, 2,607,758 outstanding                     2,988                  2,988
   Additional paid-in capital                                                    (649,838)              (649,838)
   Accumulated deficit                                                         (4,253,677)            (2,839,471)
   Cost of common shares in treasury, 380,325  shares                            (166,140)              (166,140)
   Less: Receivables for shares sold                                              (50,000)               (50,000)
                                                                         ------------------      -----------------
                                       Total Stockholders' Deficiency          (4,615,571)            (3,201,365)
                                                                         ------------------      -----------------
                       Total Liabilities and Stockholders' Deficiency          $ 5,211,581            $ 8,176,186
                                                                         ==================      =================

See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Operations
(Unaudited)

                                                                                  Three Months Ended March 31
                                                                                     2002              2001
                                                                                --------------    -------------
Net Sales to Customers                                                           $   1,492,115      $ 3,589,407
Cost of Goods Sold                                                                   1,531,113        2,689,192
                                                                                --------------    -------------
                                  Gross (Loss) Profit                                 (38,998)          900,215

Selling, General and Administrative Expenses                                         1,031,227          718,871
Corporate Expenses                                                                     205,022           97,752
                                                                                --------------    -------------
                              Operating (Loss) Income                              (1,275,247)           83,592

Other Income (Expense):
   Interest expense                                                                  (128,762)        (119,356)
   Legal settlement expense                                                           (85,000)                -
   Rental income                                                                        74,802           66,411
                                                                                --------------    -------------
                     (Loss) Income Before Tax Expense                              (1,414,207)           30,647

Income Tax Expense                                                                                        9,200
                                                                                --------------    -------------
                                    Net (Loss) Income                            $ (1,414,207)      $    21,447
                                                                                ==============    =============

Net (loss) earnings per Common Share:
      Basic                                                                      $      (0.56)      $         -
                                                                                ==============    =============

      Diluted                                                                    $      (0.56)      $         -
                                                                                ==============    =============

Weighted average number of common shares outstanding:

      Basic                                                                          2,607,758        2,630,174
                                                                                ==============    =============

      Diluted                                                                        2,607,758        2,630,174
                                                                                ==============    =============



See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                     Three Months Ended March 31
                                                                  --------------------------------
                                                                      2002                2001
                                                                  -------------      -------------
Cash Flows from Operating Activities:
   Net (loss) earnings                                             $(1,414,207)         $   21,447

   Adjustments to reconcile to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                   54,285             68,218
         Legal settlement expenses                                     (65,000)                  -
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                          2,306,222            151,228
         Receivable relating to Eastwind claim                                -           (75,000)
         Inventories                                                    562,121            271,872
         Prepaid expenses                                              (22,129)           (96,797)
         Other assets                                                     7,867            (8,198)
      Increase (decrease) in liabilities
         Accounts payable                                               176,769          (303,895)
         Accrued expenses                                               167,210          (135,099)
                                                                  -------------      -------------
           Net Cash Provided By (Used In) Operating Activities        1,773,138          (106,224)

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                    (101,086)
                                                                  -------------      -------------
                         Net Cash Used In Investing Activities                0          (101,086)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit                (1,789,102)            274,833
   Repayments of term notes                                            (30,706)           (30,163)
   Repayments of capital lease obligations                              (9,570)           (27,374)
   Purchases of treasury stock                                                -           (69,302)
   Payments of Series B preferred dividends                                   -           (10,000)
   Payments of Series C preferred dividends                                   -           (24,959)
   Recapitalization costs                                                     -            (5,000)
                                                                  -------------      -------------
            Net Cash (Used In) Provided By Financing Activities     (1,829,378)            108,035

                       Net Decrease in Cash & Cash Equivalents         (56,240)           (99,275)

Cash and Cash Equivalents at Beginning of Period                         84,315            153,038
                                                                  -------------      -------------
Cash and Cash Equivalents at End of Period                         $     28,075         $   53,763
                                                                  =============      =============

Supplemental Cash Flow Information:
   Cash paid for interest                                          $    110,758         $  119,356
                                                                  =============      =============
   Cash paid for income taxes                                      $          -         $   58,670
                                                                  =============      =============

See notes to consolidated condensed financial statements

ConMat Technologies, Inc and Subsidiary

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - INTERIM FINANCIAL INFORMATION

         The financial statements of ConMat Technologies, Inc. as of March 31, 2002 and 2001, and for the three months then ended and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results, which may be achieved for the full year.


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

The following are basic and diluted (loss) earnings per share calculations for the periods presented.

                                                                            Three Months Ended March 31
                                                                          -------------------------------
                                                                               2002              2001
                                                                          --------------   --------------
Earnings per Share - Basic:
   Net income                                                               $(1,414,207)        $  21,447
   Dividends on preferred shares                                                (33,877)         (33,877)
                                                                          --------------   --------------
   Net (loss) income available to common shareholders                       $(1,448,084)         (12,430)
                                                                          ==============   ==============

   Weighted average shares outstanding                                         2,607,758        2,630,174
                                                                          ==============   ==============

                      Basic Earnings Per Share                              $     (0.56)        $       -
                                                                          ==============   ==============



Earnings per Share - Diluted:
   Net (loss) income available to common shareholders                       $(1,448,084)       $ (12,430)
   Dividends on preferred shares

   Net (loss) income available to common shareholders
      after assumed conversions                                           --------------   --------------
                                                                             $(1,448,084)       $ (12,430)
                                                                          ==============   ==============

   Weighted average shares outstanding                                         2,607,758        2,630,174
   Dilutive effect of preferred stock                                                  0                0
   Dilutive effect of stock options and warrants                                       0                0
                                                                          --------------   --------------
      Diluted average shares outstanding                                       2,607,758        2,630,174
                                                                          ==============   ==============

                    Diluted Earnings Per Share                              $     (0.56)       $        -
                                                                          ==============   ==============

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

         ConMat undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Further information concerning the risks facing ConMat's business and operations is set forth in the section entitled "Risk Factors" in ConMat's Annual Report on Form 10-KSB for the year ended December 31, 2001.


Results of Operations For The Three Month Periods Ended March 31, 2002 and 2001

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:
                                      Three Months Ended March 31
                                   ----------------------------------
                                     2002                    2001
                                   ----------              ----------
Net Sales                              100.0 %                 100.0 %
Cost of Goods Sold                     102.6                    74.9
Gross Profit                           (2.6)                    25.1
Selling and Administration              69.1                    20.0
Interest Expense                         8.6                     3.3
Other Expense                           14.4                     0.9
Income Tax (Benefit) Expense                                     0.3
                                   ----------              ----------
Net (Loss) Income                     (94.7) %                   0.6 %
                                   ==========              ==========

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         As was disclosed in the Company's Form 10-KSB filing for the year ended December 31, 2001, on March 20, 2002, ConMat entered into a License and Asset Purchase Agreement with Polychem and Ecesis LLC, a business owned by former Polychem management which provides for the sale of Polychem's specialty and water treatment product lines to Ecesis. Concurrent with this action, Polychem agreed to outsource the manufacturing of its product lines to Ensinger Vekton, Inc. and Putnam Precision Molding, Inc., pursuant to a Supply and Equipment Purchase Agreeement. Polychem's internal manufacturing operations ceased in late January of 2002. Therefore, for the majority of the three month period ended March 31, 2002, the Company's operations were being run in a very limited fashion until such time that the new suppliers could integrate Polychem's production needs into their facilities.

         As a result, total revenues decreased $2,097,000 to $1,492,000 for the three months ended March 31, 2002 from $3,589,000 for the three months ended March 31, 2001.

         The Company recorded a loss of $39,000 at the gross margin line for the three months ended March 31, 2002 as compared to a gross profit of $900,000 for the three months ended March 31, 2001. As a result of the cessation of Polychem's manufacturing operations (which occurred in late January of 2002), there were approximately $439,000 of expenses that were reclassified as Selling, General and Administrative. These expenses related to the depreciation, utilities and various other fixed-type expenses unaffected by the termination of manufacturing activities. As of July 2002, the Company has identified and placed into service third-party vendors to provide all of its necessary product components.

         Selling and administrative expenses increased by $312,000 to $1,031,000 for the three month period ended March 31, 2002 from $719,000 for the comparable quarter in 2001. Without the reclassification of expenses associated with the manufacturing operation, there would have been a decrease of approximately $127,000.

         Corporate expenses increased by $107,000 to $205,000 from $98,000 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increases related to professional fees and higher corporate insurance expenses.

         Interest expense for the three-month period ended March 31, 2002 increased $9,000 to $129,000 from $119,000 for the comparable quarter in 2001. Even with lower borrowing levels the higher interest rates charged by the Company's lender offset the lower outstanding debt balance.

         ConMat recognized a net loss of $1,414,000 for the three-month period ended March 31, 2002. For the comparable quarter in 2001, ConMat reported a profit of $21,000.

Liquidity and Capital Resources

         ConMat realized a net cash decrease of $13,000 for the three-month period ended March 31, 2002. For the comparable period in 2001, ConMat realized a net cash decrease of $99,000. ConMat's primary source of working capital is a credit facility of up to $3 million (as of December 31, 2001; since reduced to $1 million), subject to a lending formula limit, secured by Polychem's receivables and inventory. The Company's credit facility expired on September 30, 2001. The Company had been granted an interim extension of the previous credit facility with GE Capital Corporation, the lender, through May 31, 2002. The extension imposed some additional financial restrictions and limitations on the Company generally in the form of additional reserves against maximum borrowing amount. As of July 1, 2002, the remaining balance outstanding under the GE Capital credit facility is being liquidated through the realization of cash receipts against the Company's trade accounts receivables. The Company's financial condition is weak. Management is presently carrying out plans relating to asset sales, reorganizations and cost reductions in an effort to improve the financial condition of the Company. The failure of these actions and events would have a material adverse effect on the Company's financial condition. ConMat has no commitments for significant capital expenditures in the foreseeable future. ConMat's current ratio as of March 31, 2002 is .38.

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

         Subject to payment by ConMat of $1,500,000 to the bankruptcy trustee pursuant to the settlement agreement, John Thach's claims will be released against, among others, ConMat. ConMat also agreed to fund potential tax liabilities relating to John Thach of up to $85,000. This liability has been reflected in the Company's financial statements as of March 31, 2002. In addition, the bankruptcy trustee has agreed to allocate and set aside a portion of the settlement proceeds, not to exceed $200,000, to fund the indemnification obligations from ConMat's share of liability, if any, in the ProFutures' action.

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


                                    CONMAT TECHNOLOGIES, INC.


     Date: July 10, 2002            By:/s/ Edward F. Sager, Jr.
                                       ------------------------
                                    Edward F. Sager, Jr.,
                                    President
                                    (Principal Executive Officer)




     Date: July 10, 2002            By:/s/ Thomas C. Morral, Jr.
                                       -------------------------
                                    Thomas C. Morral, Jr.,
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)