Form 10QSB
period 2002-06-30
CONMAT TECHNOLOGIES INC
filed 2002-10-21
CIK 1077445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002
                                       OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number: 0-30166
                                                --------

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

Common Stock, $0.001 par value, outstanding on October 16, 2002: 2,988,083 shares

                                              TABLE OF CONTENTS
                                              -----------------
PART I. FINANCIAL INFORMATION                                                                           Page

               Item 1.       Financial Statements

                                    Consolidated Condensed Balance Sheets  -
                                    June 30, 2002 and December 31, 2001                                   3

                                    Consolidated Condensed Statements of Operations -
                                    Three and Six Months Ended June 30, 2002 and 2001                     4

                                    Consolidated Condensed Statements of Cash Flows -
                                    Six Months Ended June 30, 2002 and 2001                               5

                                    Notes to Consolidated Condensed Financial Statements                  6

               Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    8

PART II.       OTHER INFORMATION

               Item 1.Legal Proceedings                                                                   12

               Item 2.Changes in Securities and Use of Proceeds                                           13

               Item 3.Defaults Upon Senior Securities                                                     13

               Item 4.Submission of Matters to a Vote of Security Holders                                 13

               Item 5.Other Information                                                                   13

               Item 6.Exhibits and Reports on Form 8-K                                                    13



SIGNATURES

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Balance Sheets
                                                                           June 30        December 31
                               ASSETS                                        2002             2001
                                                                         -----------      -----------
                                                                         (Unaudited)       (Audited)
Current Assets:
   Cash and cash equivalents                                             $     8,934      $    84,315
   Accounts receivable - net                                               1,750,948        4,512,093
   Accounts receivable - Ecesis, LLC                                         493,676                -
   Inventories                                                                69,586        1,048,607
   Prepaid expenses                                                           82,933          142,415
                                                                         -----------      -----------
                                                 Total Current Assets      2,406,077        5,787,430
Property, Plant & Equipment - held for sale                                  653,532        1,046,978
Deferred Income Taxes                                                      1,125,493        1,125,493
Other Assets                                                                 219,512          216,285
                                                                         -----------      -----------
                                                         Total Assets    $ 4,404,614      $ 8,176,186
                                                                         ===========      ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Line of credit                                                        $   859,274      $ 2,818,893
   Current portion of long-term debt                                         851,133        1,020,846
   Current portion of capital lease obligations                               17,150           28,229
   Accounts payable                                                        4,267,451        3,227,633
   Legal settlement payable                                                1,053,000        1,500,000
   Accrued expenses                                                          522,466          492,490
                                                                         -----------      -----------
                                            Total Current Liabilities      7,570,474        9,088,091

Long-Term Debt                                                             1,781,352        1,796,106
Obligations Under Capital Leases                                               9,972           14,259
Other Liabilities                                                          1,042,000          479,095
                                                                         -----------      -----------
                                                    Total Liabilities     10,403,798       11,377,551
Stockholders' Equity (Deficiency):
   Series A preferred stock - $.001 par value, 1,500,000
      shares authorized, 713,250 shares issued and outstanding                   713              713
   Series B Preferred Stock - $.001 par value, 166,667
      shares authorized, issued and outstanding                              500,000          500,000
   Series C preferred stock - $.001 par value, 446,150
      shares authorized, 382,500 issued and outstanding                          383              383
   Common stock - $.001 par value, 40,000,000 shares
      authorized, 2,988,083 shares issued and outstanding                      2,988            2,988
   Additional paid-in capital                                               (799,695)        (648,788)
   Accumulated deficit                                                    (5,653,573)      (2,840,521)
   Cost of common shares in treasury, 0 and 380,325 shares                         -         (166,140)
   Less: Receivables for shares sold                                         (50,000)         (50,000)
                                                                         -----------      -----------
                                       Total Stockholders' Deficiency     (5,999,184)      (3,201,365)
                                                                         -----------      -----------
                       Total Liabilities and Stockholders' Deficiency    $ 4,404,614      $ 8,176,186
                                                                         ===========      ===========

See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Operations
(Unaudited)

                                                          Three Months Ended June 30           Six Months Ended June 30
                                                            2002              2001               2002             2001
                                                         -----------       ----------        -----------       ----------
Net Sales to Customers                                   $   524,815       $2,723,295        $ 2,016,930       $6,312,702
Cost of Goods Sold                                           545,481        2,194,078          2,076,594        4,883,270
                                                         -----------       ----------        -----------       ----------
                                  Gross (Loss) Profit        (20,666)         529,217            (59,664)       1,429,432

Selling, General and Administrative Expenses               1,945,766          720,850          2,976,993        1,439,721
Corporate Expenses                                            89,980          207,024            295,002          304,776
                                                         -----------       ----------        -----------       ----------
                                       Operating Loss     (2,056,412)        (398,657)        (3,331,659)        (315,065)

Other Income (Expense):
   Interest expense                                          (92,009)        (117,596)          (220,771)        (236,952)
   Legal settlement expense                                        -                -            (85,000)               -
   Licensing revenues                                      1,119,906                -          1,119,906                -
   Pension plan curtailment expense                         (562,905)               -           (562,905)               -
   Gain on sale of equipment                                  99,101                -             99,101                -
   Rental income                                              93,475           68,964            168,277          135,375
                                                         -----------       ----------        -----------       ----------
                              Loss Before Tax Benefit     (1,398,844)        (447,289)        (2,813,051)        (416,642)

Income Tax Benefit                                                           (171,000)                           (161,800)
                                                         -----------       ----------        -----------       ----------
                                             Net Loss    $(1,398,844)      $ (276,289)       $(2,813,051)      $ (254,842)
                                                         ===========       ==========        ===========       ==========

Net loss per Common Share:
      Basic                                              $     (0.50)      $    (0.12)       $     (1.05)      $    (0.12)
                                                         ===========       ==========        ===========       ==========
      Diluted                                            $     (0.50)      $    (0.12)       $     (1.05)      $    (0.12)
                                                         ===========       ==========        ===========       ==========

Weighted average number of common shares outstanding:

      Basic                                                2,862,701        2,607,758          2,735,934        2,618,904
                                                         ===========       ==========        ===========       ==========

      Diluted                                              2,862,701        2,607,758          2,735,934        2,618,904
                                                         ===========       ==========        ===========       ==========









See notes to consolidated condensed financial statements

ConMat Technologies, Inc. and Subsidiary
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                                  Six Months Ended June 30
                                                                                -----------------------------
                                                                                    2002              2001
                                                                                -----------         ---------
Cash Flows from Operating Activities:
   Net loss                                                                     $(2,813,051)        $(254,842)

   Adjustments to reconcile to net cash provided by (used in) operating activities:
         Depreciation and amortization                                               64,827           136,336
         Provision for additional pension expense                                   562,905                 -
         Provision for bad debt expense                                             106,452                 -
         Gain on sale of property and equipment                                     (99,101)                -
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                                      3,046,693           873,358
         Accounts receivable - Ecesis, LLC                                         (493,676)                -
         Receivable relating to Eastwind claim                                            -            75,000
         Inventories                                                                979,021           289,280
         Prepaid expenses                                                            59,482          (126,888)
         Other assets                                                                (5,627)          (21,023)
      Increase (decrease) in liabilities
         Accounts payable                                                         1,039,818          (101,570)
         Accrued expenses                                                          (417,025)         (187,590)
                                                                                -----------         ---------
                                   Net Cash Provided By Operating Activities      2,030,718           682,061

Cash Flows from Investing Activities:
   Proceeds from sale of property and equipment                                      38,120                 -
   Purchase of property and equipment                                                     -          (112,602)
                                                                                -----------         ---------
                         Net Cash Provided By (Used In) Investing Activities         38,120          (112,602)

Cash Flows from Financing Activities:
   Net borrowings (repayments) under lines of credit                             (1,959,619)         (396,205)
   Repayments of term notes                                                        (184,467)          (60,456)
   Repayments of capital lease obligations                                          (15,366)          (46,725)
   Sale (purchases) of treasury stock                                                15,233           (69,302)
   Payments of Series B & C preferred dividends                                           -           (34,959)
   Recapitalization costs                                                                 -            (5,000)
                                                                                -----------         ---------
                                       Net Cash Used In Financing Activities     (2,144,219)         (612,647)

                                     Net Decrease in Cash & Cash Equivalents        (75,381)          (43,188)
Cash and Cash Equivalents at Beginning of Period                                     84,315           153,038
                                                                                -----------         ---------
Cash and Cash Equivalents at End of Period                                      $     8,934         $ 109,850
                                                                                ===========         =========

Supplemental Cash Flow Information:
   Cash paid for interest                                                       $   182,206         $ 236,952
                                                                                ===========         =========
   Cash paid for income taxes                                                   $         -         $  58,670
                                                                                ===========         =========

See notes to consolidated condensed financial statements

ConMat Technologies, Inc and Subsidiary
Notes To Consolidated Condensed Financial Statements

NOTE A - INTERIM FINANCIAL INFORMATION

         The consolidated financial statements of ConMat Technologies, Inc. as of June 30, 2002 and 2001, and for the three and six months then ended and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results, which may be achieved for the full year.

NOTE B - LOSS PER SHARE

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

The following are basic and diluted (loss) earnings per share calculations for the periods presented.

                                                             Three Months Ended June 30         Six Months Ended June 30
                                                            -----------------------------      ---------------------------
                                                               2002               2001            2002              2001
                                                            -----------        ----------      -----------      ----------
Earnings per Share - Basic:
   Net loss                                                 $(1,398,844)       $ (276,289)     $(2,813,051)     $ (254,842)
   Dividends on preferred shares                                (33,877)          (33,877)         (67,754)        (67,754)
                                                            -----------        ----------      -----------      ----------
   Net loss available to common shareholders                $(1,432,721)       $ (310,166)     $(2,880,805)     $ (322,596)
                                                            ===========        ==========      ===========      ==========

   Weighted average shares outstanding                        2,862,701         2,607,758        2,735,934       2,618,904
                                                            ===========        ==========      ===========      ==========
                                    Basic Loss Per Share    $     (0.50)       $    (0.12)     $     (1.05)     $    (0.12)
                                                            ===========        ==========      ===========      ==========
Earnings per Share - Diluted:
   Net loss available to common shareholders                $(1,432,721)       $ (310,166)     $(2,880,805)     $ (322,596)
   Dividends on preferred shares
   Net loss available to common shareholders                -----------        ----------      -----------      ----------
      after assumed conversions                             $(1,432,721)       $ (310,166)     $(2,880,805)     $ (322,596)
                                                            ===========        ==========      ===========      ==========

   Weighted average shares outstanding                        2,862,701         2,607,758        2,735,934       2,618,904
   Dilutive effect of preferred stock
   Dilutive effect of stock options and warrants            -----------        ----------      -----------      ----------
      Diluted average shares outstanding                      2,862,701         2,607,758        2,735,934       2,618,904
                                                            ===========        ==========      ===========      ==========
                                  Diluted Loss Per Share    $     (0.50)       $    (0.12)     $     (1.05)     $    (0.12)
                                                            ===========        ==========      ===========      ==========

NOTE C - DEFINED BENEFIT PENSION PLAN

         Polychem maintains a non-contributory defined benefit plan for hourly union employees. The pension benefits are based on years of service and the benefit rate in effect at the time of retirement. Management has formulated plans for the sale of Polychem's remaining assets and the ultimate liquidation of the company.

         Polychem has ceased all in-house manufacturing and outsourced the manufacturing of its product lines pursuant to a Supply and Equipment Purchase Agreement, dated March 20, 2002.

         In connection with the cessation of in-house manufacturing, substantially all of the hourly union employees were dismissed and there was a curtailment of the defined benefit plan. The actuary has estimated that the plan's benefit liability of approximately $2,535,000 exceeds the market value of the assets of approximately $1,493,000 at July 1, 2002 by $1,042,000.

         As a result of the plan curtailment, ConMat recorded a charge of $562,905 for the three months ended June 30, 2002, in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits" to increase the accrual pension liability to $1,042,000 at June 30, 2002.

NOTE D - TREASURY STOCK TRANSACTIONS

         In April of 2002, the Company sold 380,325 shares of stock that had been held as treasury shares to the three directors of the ConMat Technologies, Inc. at a fair market value of $.04 per share for total proceeds of $15,233.

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


Results of Operations For The Three-Month Periods Ended June 30, 2002 and 2001

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:
                                                     Three Months Ended June 30
                                                     ---------------------------
                                                      2001              2001
                                                     ------             -----
Net Sales                                             100.0 %           100.0 %
Cost of Goods Sold                                    103.9              80.6
Gross Profit                                           (3.9)             19.4
Selling and Administration                            370.8              26.5
Interest Expense                                       17.5               4.3
Other Expense                                        (125.7)              5.0
Income Tax (Benefit) Expense                            0.0              (6.3)
                                                     ------              ----
Net (Loss) Income                                    (266.5) %          (10.1) %
                                                     ======              ====

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         As was disclosed in the Company's Form 10-KSB filing for the year ended December 31, 2001, on March 20, 2002, ConMat entered into a License and Asset Purchase Agreement with Polychem and Ecesis LLC, a business owned by former Polychem management which provides for the sale of Polychem's specialty and water treatment product lines to Ecesis. Concurrent with this action, Polychem agreed to outsource the manufacturing of its product lines to Ensinger Vekton, Inc. and Putnam Precision Molding, Inc., pursuant to a Supply and Equipment Purchase Agreement. Polychem's internal manufacturing operations ceased in late January of 2002. During the three month period ended June 30, 2002, the Company's operations were being run in a limited fashion until such time that the new suppliers could fully integrate Polychem's production needs into their facilities.

         Total revenues decreased $2,198,000 to $525,000 for the three months ended June 30, 2002 from $2,723,000 for the three months ended June 30, 2001. The reason for the decrease is the temporary interruptions in the manufacturing process relating to the transition to outside suppliers and an inability to fulfill customer orders. This situation will be resolved once the third party suppliers have fully integrated all of the Polychem products into their manufacturing facilities.

         The Company recorded a loss of $21,000 at the gross margin line for the three months ended June 30, 2002 as compared to a gross profit of $529,000 for the three months ended June 30, 2001. As a result of the cessation of Polychem's manufacturing operations (which occurred in late January of 2002), there was approximately $1,450,000 of expenses that were reclassified as Selling, General and Administrative. These expenses related to the depreciation, utilities and various other fixed-type expenses unaffected by the termination of manufacturing activities. Even with the reclassification of expenses, the company recorded a loss at the gross margin level due to the inability to cover remaining overheads with the reduced sales volumes. As of July 2002, the Company has identified and placed into service third-party vendors to provide all of its necessary product components.

         Selling and administrative expenses increased by $1,225,000 to $1,946,000 for the three-month period ended June 30, 2002 from $721,000 for the comparable quarter in 2001. Without the reclassification of expenses associated with the manufacturing operation, there would have been a decrease of approximately $225,000. The decrease is the result of personnel related reductions and other cost cutting measures implemented by management offset by an increase related to an additional $106,000 of allowances for doubtful accounts.

         Corporate expenses decreased by $117,000 to $90,000 from $207,000 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decreases related primarily to lower professional fees and the transfer of personnel-related expense to Ecesis, LLC.

         Interest expense for the three-month period ended June 30, 2002 decreased $26,000 to $92,000 from $118,000 for the comparable quarter in 2001. The decrease was the result of lower outstanding balances on the Company's revolving line of credit but were somewhat offset by higher interest rates charged by the Company's lender.

         In other income/(expense) the Company recorded licensing revenues of $1,120,000 relating to the agreement with Ecesis, LLC. In addition, the Company recognized an additional liability of $563,000 relating to the curtailment of the pension plan provided for certain of its hourly employment base. The recording of this expense and related liability is based on certain actuarial assumptions and follows the guidelines established under generally accepted accounting principles.

         ConMat recognized a net loss of $1,399,000 for the three-month period ended June 30, 2002. For the comparable quarter in 2001, ConMat reported a loss of $276,000.

Results of Operations For The Six-Month Periods Ended June 30, 2002 and 2001

         The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                                   Six Months Ended June 30
                                                   -------------------------
                                                      2001           2001
                                                     ------          -----
Net Sales                                             100.0 %        100.0 %
Cost of Goods Sold                                    103.0           77.4
Gross Profit                                           (3.0)          22.6
Selling and Administration                            147.6           22.8
Interest Expense                                       10.9            3.8
Other Expense                                         (22.0)           2.6
Income Tax (Benefit) Expense                            0.0           (2.6)
                                                     ------          -----
Net (Loss) Income                                    (139.5) %        (4.0) %
                                                     ======          =====

         Cost of goods sold is determined as the sum of material costs, direct manufacturing labor costs and an allocation of utilities and other overhead costs attributable to manufacturing activities.

         As was disclosed in the Company's Form 10-KSB filing for the year ended December 31, 2001, on March 20, 2002, ConMat entered into a License and Asset Purchase Agreement with Polychem and Ecesis LLC, a business owned by former Polychem management which provides for the sale of Polychem's specialty and water treatment product lines to Ecesis. Concurrent with this action, Polychem agreed to outsource the manufacturing of its product lines to Ensinger Vekton, Inc. and Putnam Precision Molding, Inc., pursuant to a Supply and Equipment Purchase Agreement. Polychem's internal manufacturing operations ceased in late January of 2002. Therefore, for the majority of the six month period ended June 30, 2002, the Company's operations were being run in a limited fashion until such time that the new suppliers could integrate Polychem's production needs into their facilities.

         Total revenues decreased $4,296,000 to $2,017,000 for the six months ended June 30, 2002 from $6,313,000 for the six months ended June 30, 2001. The reason for the decrease is the temporary interruptions in the manufacturing process relating to the transition to outside suppliers and an inability to fulfill customer orders. This situation will be resolved once the third party suppliers have fully integrated all of the Polychem products into their manufacturing facilities.

         The Company recorded a loss of $60,000 at the gross margin line for the six months ended June 30, 2002 as compared to a gross profit of $1,429,000 for the six months ended June 30, 2001. As a result of the cessation of Polychem's manufacturing operations (which occurred in late January of 2002), there was approximately $1,889,000 of expenses that were reclassified as Selling, General and Administrative. These expenses related to the depreciation, utilities and various other fixed-type expenses unaffected by the termination of manufacturing activities. Even with the reclassification of expenses, the company recorded a loss at the gross margin level due to the inability to cover remaining overheads with the reduced sales volumes. As of July 2002, the Company has identified and placed into service third-party vendors to provide all of its necessary product components.

         Selling and administrative expenses increased by $1,537,000 to $2,977,000 for the six-month period ended June 30, 2002 from $1,440,000 for the comparable quarter in 2001. Without the reclassification of expenses associated with the manufacturing operation, there would have been a decrease of approximately $352,000. The decrease is the result of personnel related reductions and other cost cutting measures implemented by management offset by an increase related to an additional $106,000 of allowances for doubtful accounts.

         Corporate expenses remained relatively constant at $295,000 for the six months ended June 30, 2002 as compared to $305,000 for the three months ended June 30, 2001.

         Interest expense for the six-month period ended June 30, 2002 decreased $16,000 to $221,000 from $237,000 for the comparable quarter in 2001. The decrease was the result of lower outstanding balances on the Company's revolving line of credit but were somewhat offset by higher interest rates charged by the Company's lender.

         In other income/(expense) the Company recorded licensing revenues of $1,120,000 relating to the agreement with Ecesis, LLC. In addition, the Company recognized an additional liability of $563,000 relating to the curtailment of the pension plan provided for certain of its hourly employment base. The recording of this expense and related liability is based on certain actuarial assumptions and follows the guidelines established under generally accepted accounting principles.

         ConMat recognized a net loss of $2,813,000 for the six-month period ended June 30, 2002. For the comparable six-month period in 2001, ConMat reported a loss of $255,000.

Liquidity and Capital Resources

         ConMat realized a net cash decrease of $75,000 for the six-month period ended June 30, 2002. For the comparable period in 2001, ConMat realized a net cash decrease of $43,000. The Company no longer has an external source of working capital. The Company's credit facility expired on September 30, 2001. The Company had been granted an interim extension of the previous credit facility with GE Capital Corporation, the lender, through July 31, 2002. GE Capital terminated any further advances against the credit facility in August of 2002. The extension had imposed some additional financial restrictions and limitations on the Company generally in the form of additional reserves against maximum borrowing amount. As of July 1, 2002, the remaining balance outstanding under the GE Capital credit facility is being repaid through the realization of cash receipts against the Company's trade accounts receivables. As of October 1, 2002, the remaining balance owed to GE Capital is approximately $640,000. The Company's financial condition is extremely weak. Management is presently carrying out plans relating to asset sales and trying to negotiate settlements with various trade vendors regarding balances owed by the Company in an effort to minimize the negative impact on the financial condition of the Company. The failure of these actions and events will have a material adverse effect on the Company's financial condition. ConMat has no commitments for significant capital expenditures in the foreseeable future. ConMat's current ratio as of June 30, 2002 is .32.

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

         To resolve the claims asserted by the bankruptcy trustee, John Thach and ProFutures, management of ConMat negotiated the terms of a settlement agreement with the bankruptcy trustee, which was filed with the bankruptcy court on October 25, 2001. Thereafter, on December 13 and 17, 2001, the bankruptcy court held a two-day hearing on the approval of the settlement agreement. On February 27, 2002, the bankruptcy court approved the settlement agreement. The settlement agreement requires the payment by ConMat of $1,500,000 to the bankruptcy trustee, including $500,000 in cash and a promissory note in the amount of $1,000,000. ConMat is funding its obligations under the settlement agreement in part by selling non-core assets and effecting a management led buyout of Polychem's specialty and water treatment product lines.

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

                  Not Applicable.

Item 5.    Other Information.

                  Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                      Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 - Edward F. Sager, Jr., Chief Executive Officer

                      Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 - Thomas C. Morral, Jr., Chief Financial Officer

                  (b) ConMat did not file any current reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            CONMAT TECHNOLOGIES, INC.


         Date: October 18, 2002             By:/s/ Edward F. Sager, Jr.
                                               -------------------------
                                               Edward F. Sager, Jr.,
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)




         Date: October 18, 2002             By:/s/ Thomas C. Morral, Jr.
                                               -------------------------
                                               Thomas C. Morral, Jr.,
                                               Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

                                  CERTIFICATION
                                      UNDER
                                   SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Edward F. Sager, Jr., being the Chief Executive Officer of ConMat Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2002 of ConMat Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4.  Intentionally deleted

     5.  Intentionally deleted

     6.  Intentionally deleted




Dated: October 18, 2002


                                           /s/ Edward F. Sager, Jr.
                                           -------------------------
                                           Edward F. Sager, Jr.,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                  CERTIFICATION
                                      UNDER
                                   SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Thomas C. Morral, Jr., being the Chief Financial Officer of ConMat Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2002 of ConMat Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4.  Intentionally deleted

     5.  Intentionally deleted

     6.  Intentionally deleted




Dated: October 18, 2002


                                                  /s/ Thomas C. Morral, Jr.
                                                  --------------------------
                                                  Thomas C. Morral, Jr.,
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)